Form 10QSB
period 2002-09-30
AMERICAN MARKET SUPPORT NETWORK INC
filed 2002-11-14
CIK 1141880

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49849


              AMERICAN MARKET SUPPORT NETWORK, INC.
              -------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0483722
        -------------                    ----------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

14090 Southwest Freeway, Suite 300             77478
       Sugar Land, Texas                     ---------
-----------------------------------          (Zip Code)
(Address of principal executive
           offices)

                         (281) 340-2085
                      ---------------------
       (Registrant's telephone number, including area code)

                               N/A
                          ------------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             4,971,250




PAGE-1-




               AMERICAN MARKET SUPPORT NETWORK, INC.


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION                                  3
Item 1. Financial Statements
Balance Sheet                                                   4
Statement of Operations                                         5
Statement of Cash Flows                                         6
Notes to Financial Statements                                   7
Item 2. Management's Discussion and Plan of Operation           8
PART II - OTHER INFORMATION
Item 2. Changes in Securities                                   10
Item 4. Controls and Procedures                                 10
Item 6. Exhibits                                                10
SIGNATURES                                                      11
CERTIFICATIONS                                                  11

















PAGE-2-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on June 6, 2002, and subsequent amendments made thereto.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.














PAGE-3-




               AMERICAN MARKET SUPPORT NETWORK, INC.
                           BALANCE SHEET

                                             September   December
                                                30,         31,
                                               2002        2001
                                            --------------------------
                  ASSETS                    (Unaudited)

Current assets
  Cash                                           $4,858      $4,158
  Escrow receivable                                   -       5,000
  Investments, available for sale                   406       5,325
                                            --------------------------
    Total current assets                          5,264      14,483

Property and equipment, net                      20,521      24,496
                                            --------------------------
                                                $25,785     $38,979
                                            ==========================
   LIABILITIES AND STOCKHOLDERS' EQUITY
                 (DEFICIT)

Current liabilities:
  Accounts payable                              $79,408     $14,035
  Accrued expenses                               30,849           -
  Shareholder advances                                -       8,672
  Notes payable                                   6,000       6,000
                                            --------------------------
    Total current liabilities                   116,257      28,707
                                            --------------------------
Commitments

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par vale, 5,000,000
  shares authorized, no shares issued and
  outstanding                                         -           -
Common stock, $.001 par value, 20,000,000
  shares authorized, 4,971,250 shares
issued
  and outstanding                                 4,971       4,971
Additional paid in capital                      139,326     139,326
Accumulated deficit                           (223,000)   (128,993)
Accumulated other comprehensive income         (11,769)     (5,032)
(loss)                                      --------------------------
  Total Stockholders' Equity (Deficit)         (90,472)      10,272
                                            --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $25,785     $38,979
(DEFICIT)                                   ==========================




                  See notes to interim condensed
                       financial statements.




PAGE-4-




               AMERICAN MARKET SUPPORT NETWORK, INC.
                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                        Three Months Ended    Nine Months Ended
                          September 30,         September 30,
                         2002       2001       2002       2001
                      ----------------------------------------------
Revenues                 $29,225    $28,910   $146,556   $152,035
Cost of revenues           3,050      3,730     67,070     47,585
                      ----------------------------------------------
Gross profit              26,175     25,180     79,486    104,450
                      ----------------------------------------------
Cost and Expenses:
  General and             29,490     15,725    113,010     71,821
administrative
  Salary and benefits      3,288      7,603     42,390     56,518
  Professional fees        2,797        200     17,667     16,316
  Depreciation             1,325        501      3,975      1,002
                      ----------------------------------------------
                          36,900     24,029    177,042    145,657
                      ----------------------------------------------
Income (loss) from      (10,725)      1,151   (97,556)   (41,207)
operations

Other (expense)            6,573      (376)      3,549      2,727
income

Net income (loss)       $(4,152)       $775  $(94,007)  $(38,480)
                      ==============================================
Net income (loss) per
share:

  Basic and diluted      $(0.00)      $0.00    $(0.02)    $(0.01)
                      ==============================================
Weighted average
shares outstanding:

  Basic and diluted    4,971,250  4,110,000  4,971,250  4,110,000
                      ==============================================


                  See notes to interim condensed
                       financial statements.




PAGE-5-




               AMERICAN MARKET SUPPORT NETWORK, INC.
                      STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30,

                                             2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES       -------------------------
Net loss                                    $(94,007)  $(38,480)

Adjustments to reconcile net deficit to
cash used
  by operating activities:
Depreciation                                  3,975       1,002
Stock received for services                 (93,081)          -

Loss on investments, net                      8,344           -
Net change in:
  Accounts and other receivable               5,000     (18,816)

  Accounts payable and other accrued         96,222      40,694
expenses                                   -------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES     (73,547)    (15,600)
                                           -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of common stock,      82,919           -
net                                        -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                       -       6,000
Shareholder advances                        (8,672)       2,000
                                           -------------------------
CASH FLOWS PROVIDED BY FINANCING            (8,672)       8,000
ACTIVITIES                                 -------------------------

NET INCREASE (DECREASE) IN CASH                 700     (7,600)
Cash, beg. of period                          4,158       7,600
                                           -------------------------
Cash, end of period                          $4,858          $-
                                           =========================
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                   -           -
  Income taxes paid                               -           -



                  See notes to interim condensed
                       financial statements.




PAGE-6-




               AMERICAN MARKET SUPPORT NETWORK, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of American Market Support Network, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001 as reported in Form 10-SB, have been omitted.

Note 2 - INVESTMENTS

American Market holds minority equity investments in companies and classifies these investments as available for sale. Certain investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense. Common stock received by American Market for services are recognized at its quoted market price or at the fair value of the services rendered, which ever is more readily determinable.

A summary of investments, available for sale held as of September
30, 2002 is as follows:

Equity securities:
  Cost                        $ 12,175
  Gross unrealized loss        (11,769)
Estimated fair value          $    406






PAGE-7-




       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about American Market Support Network, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, AMSN's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

Media Relations

     We provide our clients with a comprehensive range of media relations services. We write media material, including but not limited to press releases, media alerts, article ideas, articles and any other written material that is required to produce media coverage for our clients. We market our clients' ideas to media representatives. We also design media relations programs that our clients can execute internally, with or without our help. Our media relations services are priced either hourly or on a fixed monthly fee basis. Our hourly rates range from $80 to $400, depending on task and the nature of the project. With our fixed monthly fee, our clients know exactly what their monthly cost will be. These fees may range from as little as $1,500 to as much as $15,000 per month, a typical campaign estimated to cost approximately $5,000 per month.

     We provide our clients with media monitoring programs by subcontracting with a press clipping or video monitoring services and then analyzing the media coverage our clients receive. Basic press clipping or video monitoring programs are billed directly to our clients by the subcontractors and we do not receive any revenues, commissions or fees from those subcontractors. We may provide a written report or analysis of the media coverage, and invoice those services separately or as a part of a larger services package. For those services, we charge either a fixed project fee, a monthly fee or hourly rates of $80 to $400. Project fees and monthly fees billed at our usual hourly rates and are based on the amount of time we intend to spend on each project we anticipate doing on a monthly basis.

Public Relations

     We provide our clients with various public relations services. Our clients use our services to build customer awareness as well as demand for their products, services or brands. Our public relations services include graphic design services, design and production of marketing material, Internet/web design, creating graphic identities and brands, reputation management and crisis communications programs.




PAGE-8-




     Our   public  relations  consulting  rates  range  from   $80-
$400/hour, depending on the assignment. Our graphic design and marketing material projects start at $1,500 per project and go up from there depending on the scope of the project. Internet/web design services are priced either on a per project or hourly basis. Our hourly rates for Internet/web design services range from $40 per hour for basic database entry work and $80 per hour for content production, to as much as $400 per hour for consulting services. Our graphic identity, branding, reputation management and crisis communications programs are priced based on the scope of the project we work on, but most often billed at our customary hourly rates of $80-$400 per hour.

     Reputation management involves advising clients how they can increase their reputation, such as by becoming active in the local community, sponsoring sports and art events, joining trade associations, issuing news releases more actively than before, or becoming contributing writers for trade magazines.

     Crisis communications programs consist of a written plan that identifies worst case scenarios or threats for a company's public image and then aims at either eliminating those threats in a preemptive manner or by creating a plan that describes what to do when that worst-case scenario actually comes through. For example, many energy companies have a crisis publicly relations plans in place for unlikely events such as a terrorist attack in a refinery or an oil tanker accidentally losing its cargo and causing an environmental catastrophe. Other examples include a loss of a company CFO for a competitor or a public company becoming a subject of a negative media coverage alleging the company for fraud.

     Our reputation management and crisis communications services are available and a part of our existing service offerings, but we haven't actively marketed them as of yet and we haven't sold any of them.

Investor Relations

     We provide our clients with various investor relations programs, including design and distribution of investor information kits, drafting and distribution of corporate press releases, design and content production for investor relations sections of corporate web sites. Our basic program, which includes creation of a press release strategy, drafting of 4-8 press releases and advising our clients on other investor relations activities is priced between $2,000 and $15,000 per month, depending on various factors such as length of contract and the time we estimate we will spend on servicing each client.

     We also provide services individually as opposed to bundling them in a complete program. In these instances, we charge between $3,000 to $8,000 for the design of investor information kits, $500 to $2,500 for the drafting of press releases, $80 to $400 per hour for the design of complete investor relations websites, and $40 to $200 per hour for the production of content for investor relations sites or investor relations sections of corporate websites.

     We distribute out clients' investor relations material to our own internal database consisting of 6,000 recipients, and may on our clients' request, have our clients' materials distributed to other databases that are provided by other companies in the industry. Means of distribution include direct mail, newspaper advertisements, e-mail and fax distribution and online sites.

     Our internal database consists of recipients who have requested to receive information on publicly traded companies. No subscription fee is charged. This database was collected by OTC News Network, Inc. - a company at which our current chairman of the board and largest shareholder - was also a shareholder. Shortly before that company ceased its operations, Mr. Luhanto purchased the database from the company and transferred that to American Market Support Network. The original database was 11,000, but since our inception 5,000 recipients have chosen to opt-out, making the current amount of recipients 6,000.

     We charge a fee of $1,000 to $5,000 per incident for materials to be distributed to our own database - the exact price is determined by market conditions and the total number of distributions our clients are able to commit to. There are also multitude of other service providers who own databases consisting of recipients who have expressed their interest in receiving information on publicly traded companies. Because our database only has 6,000 recipients, we occasionally recommend that those clients who want to increase the number of people that their investor relations messages reach should use services of other distribution providers as well.




PAGE-9-




     If our clients decide to utilize those other services, distribution service providers usually bill our client directly. We may receive a sales commission from the service provider. These commissions are typically agreed on a case-by-case basis and typically represent 10-15% of the total amount of the distribution cost our clients pay.

     In some instances, we may re-sell another distribution service provider's services. In that case, we would enter into an agreement providing that the database distribution provider charges us, and we then invoice our client that fee plus an appropriate consulting fee for advising our clients in the use of those services.

     We provide consulting services to determine which investor relations activities best reach our clients' specific goals. We may not produce all of our services in-house, preferring to either subcontract or refer our clients to service providers that we believe represent the best fit for our clients. Our consulting services are priced at $200 to $400 per hour, but may also be provided at a fixed, predetermined monthly fee, which would be calculated based on the amount of time we estimate we will spend for the client in question.

Results of Operations

     Our total revenue for the year to date ended September 30, 2002 was $146,556, which decreased $5,479 from $152,035 for the year ago period ended September 30, 2001, or a decrease of approximately 4%. We generated revenues of $29,225 for the three months ended September 30, 2002, which was a 1% increase over the same period last year, when we generated $28,910 in revenues. We anticipate that revenues will increase as our products gain acceptance; however, our future profitability is uncertain.

     Cost of revenues for the three-month period ended September 30, 2002 was $3,050compared to $3,730 for the period ended
September 30, 2001. For the year to date 2002, our cost of revenues was $67,070, while for the nine months ended September 30, 2001, cost of revenues amounted to $47,585. Our management believes that our operational expenses will increase according to the implementation of our growth plans.

     Total  expenses  for  the  current three  month  period  ended
September 30, 2002 was $36,900, a $12,871 increase over total expenses of $24,029 during the same period in 2001. Total expenses for the year to date September 30, 2002 was $177,042, an increase of 22% over the year to date September 30, 2001.

     As a result of elevated expenses, we experienced a net loss of $94,007 for the nine months ended September 30, 2002 compared to a net loss $38,480 for the same period in 2001. Our net loss for the three month period ended September 30, 2002 was $4,152, an increase of 636% from our net income for the period ended September 30, 2001 of $775.

Liquidity and Capital Resources

     Cash flow used in operating activities during the nine months ended September 30, 2002 was $73,547. Net investing activities provided $85,919 from sales of securities investments received for services.

     Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of September 30, 2002 amounted to $4,858. Our current liabilities of $116,257 as of September 30, 2002 are higher than our current assets of $5,264 by $110,993. Our management believes that without additional funds, we may be unable to meet our financial obligations. We have no commitments for capital expenditures as of the period ended of September 30, 2002.

     We have a note payable with Bulldog Capital, an unrelated entity, for $5,000. The note is unsecured and bears interest at 10%. The note was due on September 30, 2001Currently, there is no threat of litigation on Bulldog Capital's part. We are engaged in discussions with Bulldog Capital to work out a payment plan for the note.

     In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.




PAGE-10-




Plan of Operation

     For the next 12 months our plan of operation calls for continued focus on business development and expanding our client and products/services base, as follows:

     Expand Marketing Program
     Add 1-2 Additional Business Development Employees,
     Commission-only
     Expand Database Consisting of Full Contact Information of Potential Clients
     Train New and Existing Business Development Employees
     Hire a full-time Chief Financial Officer (CFO)
     Create Referral Network and Referral Compensation
     Program to Expand Marketing Efforts
     Increase Account Billing


                    PART II - OTHER INFORMATION

                  Item 4. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  99   Certification Pursuant to Section 906 of the Sarbanes-
       Oxley Act pf 2002
* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.





PAGE-11-




                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


              American Market Support Network, Inc.
                          (Registrant)

By: /s/ Alvie T. Merrill
   ----------------------
Alvie T. Merrill
President


                          CERTIFICATIONS

     I, Alvie T. Merrill, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of American Market Support Network, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

/s/ Alvie T. Merrill
-------------------------
     President and CEO




PAGE-12-