Form 10KSB
period 2002-12-31
AMERICAN MARKET SUPPORT NETWORK INC
filed 2003-04-02
CIK 1141880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

                  For the fiscal year ended December 31, 2002.

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                       Commission file number: 000-49849

                      AMERICAN MARKET SUPPORT NETWORK, INC.
                 (Name of small business issuer in its charter)
                NEVADA                                         88-0483722
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

   14090 Southwest Freeway, Suite 300
          Sugar Land, Texas                                       77478
   (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (281) 340-2085

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

20,000,000 shares of Common Stock, par value of $0.001. As of December 31, 2002, the Company had 4,971,250 shares of Common Stock outstanding. 5,000,000 Preferred Stock, par value $0.001. As of December 2002 the Company had no shares of Preferred Stock issued and outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $146,556.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $358,125 based on a last trade of $0.10 per share as of March 20, 2003

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's class of Common Stock, as of December 31, 2002 was 4,971,250 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ___; No  X

                           Report to Security Holders

The Company is a reporting company, has filed reports with the Securities and Exchange Commission (SEC) and is current with all of its filings:

All company documents filed with the SEC are available and may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington DC 52549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. All company documents filed with SEC can also be found at a Web site maintained by SEC that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company's Web address is www.americanmarketsupport.com.

The Company has authorized Common Shares of 20,000,000 and Preferred Shares of 5,000,000 as of March 20, 2003.

The Company has 4,971,250 common shares presently issued and outstanding and no preferred shares presently issued and outstanding. There are no options, warrants or employee stock options granted. The Company has not declared and does not foresee declaring, any dividends now or in the foreseeable future.

                                TABLE OF CONTENTS



Report to Security Holders....................................................ii

Item 1. Description of Business................................................1

Item 2. Description of Property................................................7

Item 3. Legal Proceedings......................................................7

Item 4. Submission of Matters to a Vote of Security Holders....................7

Item 5. Market for Common Equity and Related Stockholder Matters...............7

Item 6. Management's Discussion and Analysis or Plan of Operation..............8

Item 7. Financial Statements..................................................20

Item 8. Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure......................................................30

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act............................ 30

Item 10. Executive Compensation...............................................31

Item 11. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters...............................................32

Item 12. Certain Relationships and Related Transactions.......................33

Item 13. Financial Statements, Exhibits and Form 8-K Filings..................33

Item 14. Controls and Procedures..............................................34

                                    EXHIBITS

Exhibit 10.4...................................................................1

Exhibit 99.1...................................................................4

Exhibit 99.2...................................................................5

                                     PART I
Item 1. Description of Business.

American Market Support Network, Inc. is a Nevada corporation formed in December 2000.

PRINCIPAL SERVICES

Media Relations

The Company provides its clients with a comprehensive range of media relations services. The Company writes media material, including but not limited to press releases, media alerts, article ideas, articles and any other written material that is required to produce media coverage for its clients. The Company markets its clients' ideas to media representatives. It also designs media relations programs that its clients can execute internally, with or without its help. The Company's media relations services are priced either hourly or on a fixed monthly fee basis. The hourly rates range from $80 to $400, depending on task and the nature of the project. With the Company's fixed monthly fee, its clients know exactly what their monthly cost will be. These fees may range from as little as $1,500 to as much as $15,000 per month, a typical campaign estimated to cost approximately $5,000 per month.

The Company provides its clients with media monitoring programs by subcontracting with a press clipping or video monitoring services and then tracking the media coverage its clients receive. Basic press clipping or video monitoring programs are billed directly to its clients by the subcontractors and the Company does not receive any revenues, commissions or fees from those subcontractors. The Company may provide a written report of the media coverage, and invoice those services separately or as a part of a larger services package. For those services, it charges either a fixed project fee, a monthly fee or hourly rates of $80 to $400. Project fees and monthly fees are billed at the usual hourly rates of the Company and are based on the amount of time it intends to spend on each project it anticipates doing on a monthly basis.

Public Relations

The Company provides its clients with various public relations services. The clients of the Company use its services to build customer awareness as well as demand for their products, services or brands. The public relations services of the Company include graphic design services, design and production of marketing material, Web design, creating graphic identities and brands, reputation management and crisis communications programs.

The public relations consulting rates of the Company range from $80-$400/hour, depending on the assignment. Graphic design and marketing material projects start at $1,500 per project and go up from there depending on the scope of the project. Web design services are priced either on a per project or hourly basis. The hourly rates for Web design services range from $40 per hour for basic database entry work and $80 per hour for content production, to as much as $400 per hour for consulting services. Graphic identity, branding, reputation management and crisis communications programs are priced based on the scope of the project the Company work on, but most often billed at its customary hourly rates of $80-$400 per hour.

Reputation management involves advising clients how they can increase their reputation, such as by becoming active in the local community, sponsoring sports and art events, joining trade associations, issuing news releases more actively than before, or becoming contributing writers for trade magazines.

Crisis communications programs consist of a written plan that identifies worst case scenarios or threats for a company's public image and then aims at either eliminating those threats in a preemptive manner or by creating a plan that describes what to do when that worst-case scenario actually comes through. For example, many energy companies have a crisis public relations plans in place for unlikely events such as a terrorist attack in a refinery or an oil tanker accidentally losing its cargo and causing an environmental catastrophe. Other examples include a loss of a company CFO for a competitor or a public company becoming a subject of a negative media coverage alleging the company for fraud.

The Company's reputation management and crisis communications services are available and a part of its existing service offerings, however it has not actively marketed them as of yet.

Investor Relations

The Company provides its clients with various investor relations programs, including design and distribution of investor information kits, drafting and distribution of corporate press releases, design and content production for investor relations sections of corporate Web sites. The basic program of the Company, which includes creation of a press release strategy, drafting of 4-8 press releases and advising its clients on other investor relations activities is priced between $2,000 and $15,000 per month, depending on various factors such as length of contract and the time the Company estimates it will spend on servicing each client.

The Company also provides services individually as opposed to bundling them in a complete program. In these instances, it charges between $3,000 to $8,000 for the design of investor information kits, $500 to $2,500 for the drafting of press releases, $80 to $400 per hour for the design of complete investor relations Web sites, and $40 to $200 per hour for the production of content for investor relations sites or investor relations sections of corporate Web sites.

The Company distributes out clients' investor relations material to its own internal database consisting of 6,000 recipients, and may on its clients' request, have its clients' materials distributed to other databases that are provided by other companies in the industry. Means of distribution include direct mail, newspaper advertisements, e-mail and fax distribution and online sites.

The internal database of the Company consists of recipients who have requested to receive information on publicly traded companies. No subscription fee is charged. This database was collected by OTC News Network, Inc. - a company at which the current chairman of the board and largest shareholder - was also a shareholder. Shortly before that company ceased its operations, Mr. Luhanto purchased the database from the company and transferred that to the Company. The original database was 11,000, but since the inception of the Company 5,000 recipients have chosen to opt-out, making the current amount of recipients 6,000.

The Company charges a fee of $1,000 to $5,000 per incident for materials to be distributed to its own database - the exact price is determined by market conditions and the total number of distributions its clients are able to commit to. There are also multitudes of other service providers who own databases consisting of recipients who have expressed their interest in receiving information on publicly traded companies. Because the database owned by Company only has 6,000 recipients, the Company occasionally recommends that those clients who want to increase the number of people that their investor relations messages reach should use services of other distribution providers as well.

If the clients of the Company decide to utilize those other services, distribution service providers usually bill the client directly. The Company may receive a sales commission from the service provider. These commissions are typically agreed on a case-by-case basis and typically represent 10-15% of the total amount of the distribution cost clients pay.

In some instances, the Company may re-sell another distribution service provider's services. In that case, it would enter into an agreement providing that the database distribution provider charges it, and it then invoices its client that fee plus an appropriate consulting fee for advising in the use of those services.

The Company provides consulting services to determine which investor relations activities best reach its clients' specific goals. The Company may not produce all of its services in-house, preferring to either subcontract or refer its clients to service providers that it believes represent the best fit for its clients. The consulting services of the Company are priced at $200 to $400 per hour, but may also be provided at a fixed, predetermined monthly fee, which would be calculated based on the amount of time the Company estimates it will spend for the client in question.


CORPORATE BACKGROUND

Since the inception the Company has devoted its activities to the following:

*    Establishing its Web site;

The Company launched its Web site early 2001 at www.amsninc.com. The site was redesigned during the second and third quarter or 2002 and it was re-launched in July 2002. The Web site is now fully functional and operational and includes a general description of the business of the Company, information on services it provides and that are available through us as well as a contact us section which enables visitors to fill out a contact form to request more information. Nothing on the Web site is part of this registration statement.

Since the launch of the Web site, the Web address has changed. The new address is www.americanmarketsupport.com. The site is currently being redesigned.

*    Developing markets for the services the Company offers;

Since early 2000 the Company has been building marketing databases consisting of publicly traded companies by retrieving publicly available information from various sources, manually inputting those companies into an Microsoft excel-based database, and if necessary, calling publicly traded companies to verify information and ask for any other missing information, such as the person's name who makes buying decisions and their contact information, i.e. phone and fax number, email address and mailing address. Currently, the Company has approximately 9,000 companies and 12,000 contacts in its database, consisting of each companies' name, ticker symbol, address, city, state, zip code, name of the CEO, President and CFO, telephone, fax and e-mail addresses (if applicable), and the name and phone number of the public relations or investor relations firm the company is currently using. The Company does not collect any detailed information on these companies' business, financial information or any other such information. The difference between these two numbers (9,000 and 12,000) is that some of the companies in the database have multiple contact persons. The Company uses this information for marketing purposes only -- more specifically, to identify potential decision-makers, i.e. the management of the company, and how best to communicate with them.

*    Raising capital;

On November 30, 2001, the Company closed its public offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 861,250 shares of $0.001 par value Common Stock at $0.10 per share to third party non-affiliated investors.

* Developing a database of persons desiring to receive information about its clients.

The Company currently has a database of consisting of 6,000 recipients consisting of persons who have requested to receive information on publicly traded companies.

*    Selling its products.

After and during this client identification process, the Company has also marketed its media relations, public relations and investor relations services to those companies. It has primarily approached those companies which - based on its subjective evaluations - do not seem to issue press releases as frequently as other companies in their industries. This has led the Company to believe that they might benefit from its media relations services.

The marketing of the Company has consisted almost exclusively of making phone calls to publicly-traded companies with the intention of finding out if those companies were interested in its services. The Company has also sent sales letters via mail, fax and e-mail to companies in its databases. The total number of sales letters that it has sent out since its inception is approximately 5,000.

The Company has also utilized networking as a means to generate new business and sell its services. The Company has attended selected networking events, primarily in Houston, to learn to know people who could introduce it to potential companies.

In 2001, The Company was able to sell its services to 16 clients and in 2002, to 11 clients. The services it has provided have been a combination of media relations, public relations and investor relations services, with a primary focus on investor relations. Investor relations and media relations are typically considered to be sub-categories of public relations.

The Company has never been the subject of any bankruptcy or receivership action. It has had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

The Company has conducted its operations since December 2000. The Company has limited revenues and it has accumulated losses since its inception through December 31, 2002 of $264,286. The Company is engaged in the business of media relations, public relations and investor relations. It provides clients with a comprehensive service packages that includes promoting clients to their target markets through public relations-related programs. The Company offers its public relations and media relations services to both private and publicly traded companies, with a primary focus on high technology, health care, biotechnology and business services industries. The Company offers its investor relations programs to all publicly traded companies, with a primary focus on small cap companies that do not have an internal investor relations department. Since the inception of the Company, its focus has been on targeting publicly traded companies.

The Company has offered services to private companies as well, but have not yet started to market its services actively to them.

Publicly traded companies can choose a single operation from the Company's a'la carte list of services or engage it for an entire campaign. A'la carte services range from $3,000 for an investor kit to $15,000 for a distribution agreement consisting of a design and distribution via mail of the company's information package (up to four pages) to 2,000 recipients, excluding database and printing costs. A comprehensive 12-month investor relations/public relations program will be priced at around $60,000 plus an individually negotiated number of restricted shares of the client's common equity. Typically, a full-service, all-inclusive investor relations campaign for one single, publicly traded company will run between $250,000 to $750,000 per year depending on the scope of the program.

MARKETING ACTIVITIES

The Company's marketing activities have consisted primarily of telephone contacts and occasional sales letters distributed via e-mail, fax and mail. Since the inception, The Company has sent out approximately 5,000 sales letters. The Company has also participated in various networking events with the goal of referrals.

MATERIAL CUSTOMERS

The Company had two customers account for more than 10% of net sales for the years ended December 31, 2002 and 2001. Collectively, these customers accounted for 66% and 37% of net sales for the years ended December 31, 2002 and 2001, respectively. The breakdown is as follows at December 31:


                                    2002                      2001
                                    --------                  -------
Customer A                          $76,700                   -
Customer B                          $19,500                   -
Customer C                          -                         $44,030
Customer D                          -                         $25,000

EFFECT  OF  EXISTING  OR  PROBABLE  GOVERNMENTAL  REGULATIONS  ON THE  COMPANY'S
BUSINESS

There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. It may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect the Company's business.

COMPETITION

The Company will compete for clients with other media relations, public relations and investor relations firms. The Company will compete primarily with smaller firms such as Vollmer Public Relations, Pierpont Communications, OTC Financial Network, Fogarty Klein Monroe and Bates Churchill.

The ability of the Company to compete depends on many factors, including the originality, timeliness, comprehensiveness and trustworthiness of its service and that of its competitors, the ease of use of services developed either by it or its competitors and the effectiveness of its sales and marketing efforts. Many of the existing competitors of the Company, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than it does. This may allow them to devote greater resources than the Company can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers.

The competitors of the Company may develop services that are equal or superior to its or achieve greater market acceptance. It is also possible that new competitors may emerge and rapidly acquire significant market share. Increased competition could result in reduced margins or loss of market share.

The Company intends to offer its public relations and media relations services primarily for publicly traded companies as well as private companies that have a potential for going public. The Company believes this strategy will allow it to establish a relationship with those companies, thus enabling it to offer complementary services, such as investor relations services to the same clients. The Company believes that its larger competitors have higher fixed overhead costs than it currently has. Therefore, The Company believes that it may be able to price its public relations and media relations services lower than its competitors do.

The Company believes that there are only a few public relations, media relations and investor relations firms that understand the needs of smaller publicly traded companies: public relations or media relations firms do not often have investor relations service related expertise, and larger firms that do have those capabilities, typically focus on mid- or larger-cap companies. The Company believes that its ability to understand smaller publicly traded companies' needs, and the ability to offer a one-stop shop where its client companies can get most of their public relations, media relations and investor relations services under one roof, may separate its services and service positioning from its competitors.

RESEARCH AND DEVELOPMENT

During 2001 and 2002 the Company invested approximately $1,500 and $5,820 respectively on research and development.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of its management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, its actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the control of the Company and that may have a direct bearing on operating results include, but are not limited to, acceptance of its services, the ability of the Company to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of its industry.

There may be other  risks and  circumstances  that  management  may be unable to predict. When used in this report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statements speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As the Company issued securities at a price below $5.00 per share, its shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Item 2. Description of Property.

The Company's address is 14090 Southwest Freeway, Suite 300, Sugar Land, Texas 77478. The telephone number is 281-340-2085. The Company's address is located at an executive suite, from which it secures phone answering and mail service. For these services the Company pays a $175 monthly fee. In 2001 and 2002 it leased office facilities under a month-to-month operating lease. Rent expense was $15,060 and $42,300 for the years ended December 31, 2002 and 2001, respectively.

The Company does not intend to renovate, improve, or develop properties. It is not subject to competitive conditions for property and currently has no property to insure. The Company has no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, it has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company has no legal proceedings against it and it is not aware of any pending or threatened legal proceedings or claims in which the Company or any of its directors or officers are involved.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of the Company during fiscal year ended December 31, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of December 31, 2002 the Company was a reporting company under the Securities Act 1934, as amended. The Company's Common Stock is currently listed and commenced trading on the Over the Counter Bulletin Board under the symbol "AMSN" in February, 2003. The following sets forth the range of high and low closing prices of the Company's Common Stock as reported by Nasdaq and the Electronic Bulletin Board but does not include retail markups, markdowns or commissions.

Quarter Ending:                            Common Stock Price
                                           (rounded to nearest penny)

                                            High     Low      Bid      Ask
March 28, 2003                              0.20     0.10     0.003    0.20

As of December 31, 2002, the Company had approximately 85 record and beneficial stockholders.

Dividend Policy

The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Penny stock

Until the Company's shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company's Common Stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company's Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, amended (the "Exchange Act"), commonly referred to as the "penny stock rule". Section 15(g) sets forth certain requirements for transactions in penny stocks, and rule 15g-9
(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of 1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this document. The statements contained in this report that are not historical facts, including without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute `forward-looking statements.' Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon us. The Company's actual results could differ materially from those anticipated for many reasons, including risks faced by it as described in this document under "Risk Factors".

Overview

The Company was incorporated in Nevada in December 2000. Since the inception it has devoted its activities to developing markets for the services it offers, developing a database of persons desiring to receive information about its clients and selling its services and establishing its corporate Web site.

The Company is engaged in the business of media relations, public relations and investor relations. It provides clients with a comprehensive service packages that includes promoting clients to their target markets through public relations-related programs. It offers its public relations and media relations services to both private and publicly traded companies, with a primary focus on high technology, health care, biotechnology and business services industries. It offers its investor relations programs to all publicly traded companies, with a primary focus on small cap companies that do not have an internal investor relations department.

Since the inception, focus of the Company has been on targeting publicly traded companies. It has offered services to private companies as well, but have not yet started to market its services actively to them.

Publicly traded companies can choose a single operation from the Company's a'la carte list of services or engage it for an entire campaign.

It provides its clients with a comprehensive range of media relations services. It writes media material, including but not limited to press releases, media alerts, article ideas, articles and any other written material that is required to produce media coverage for its clients, with the clients' approval. The Company markets its clients' ideas to media representatives. It also designs media relations programs that its clients can execute internally, with or without its help. It also provides its clients with media monitoring programs by subcontracting with a press clipping or video monitoring services and then tracking the media coverage its clients receive. Basic press clipping or video monitoring programs are billed directly to its clients by the subcontractors and the Company does not receive any revenues, commissions or fees from those subcontractors. It may provide a written report of the media coverage, and invoice those services separately or as a part of a larger services package.

The Company provides its clients with various public relations services. The Company clients use its services to build customer awareness as well as demand for their products, services or brands. The public relations services offered by the Company include graphic design services, design and production of marketing material, Web design, creating graphic identities and brands, reputation management (advising clients how they can enhance their public reputation) and crisis communications programs.

The reputation management and crisis communications services are available and form a part of the existing service offerings of the Company, however it has not actively marketed them as of yet.

The Company provides its clients with various investor relations programs, including design and distribution of investor information kits, drafting and distribution of corporate press releases, design and content production for investor relations sections of corporate Web sites, all with its clients' approval. It also provides services individually as opposed to bundling them in a complete program. It provides consulting services to determine which investor relations activities best reach its clients' specific goals. It may not produce all of its services in-house, preferring to either subcontract or refer its clients to service providers that it believes represent the best fit for the clients.

The Company `s primary focus has been on providing investor relations services. It believes the overall decline in stock market has made it increasingly difficult for it to sell its services. Since the inception of the Company in late 2000, Nasdaq stock market index has gone down by 45% from 2,456 (12/30/2000) to 1,336 (12/31/2002).

In order to have a market for investor relations services, the Company believes there needs to be companies that want to communicate their message to potential investors and can afford to do so, and there needs to be potential shareholders who are interested in finding out more information on publicly traded companies.

The Company believes the overall market decline in stock prices has had a negative impact on its business. According to a report issued by Reuters on 3/14/2003, "once-booming online stock trading business is in danger of going the way of the dot-com bubble that fueled it", referring to the public's increasing disinterest in the stock market investments. Based on the subjective experience of the Company, there has been a significant decline in the number of people interested in learning about small publicly traded companies (one of its primary markets). Again, based on the subjective findings of the Company, it finds that smaller publicly traded companies' financial position, and therefore the ability to pay for its services has, deteriorated. Many of the potential clients of the Company have reported increasing difficulties in attracting additional investments, leading to an increasing unwillingness to use outsourced public relations, media relations or investor relations services.

These market trends have contributed to the decrease in the number of the personnel of the Company during the 2002 fiscal year. In February 2002, it had to let go most of its salespeople, hired in 2001, due to lack of results and the inability of the Company to pay competitive salaries or commissions. Since then, it only had one salesperson, who acted also as an account executive servicing the clients. He resigned on October 24, 2002, due to lack of results and poor market conditions. Since then, president and Chief Executive Officer, Alvie T. Merrill has been performing sales and client service activities, in addition to handling his administrative duties.

The Company was not able to raise any additional capital through the sale of its Common Stock in 2002. Since January 1, 2001, it has raised $86,125 from the sale of 861,250 shares of its Common Stock. The Reg. D 504 offering was conducted in the state of Nevada and was completed in 2001. The investors of the Company signed subscription agreements recognizing that they understood that the purchase of securities in the Company involved risks, including risk factors which were described in the offering document in a detailed manner. By signing the subscription documents, the shareholders also stated that they understood that the securities of the Company was a suitable investment only for investors of substantial financial means who have no need for initial liquidity in their investments and that such shareholders can potentially loose part or all of their investment which they can afford to do.

In fiscal 2003 (fiscal year ending December 31, 2003), the Company plans to focus on sales growth, control expenses and reduce its debt. It intends to renegotiate  its  debt,  keeping  the  fixed  costs  as low as  possible,  focus primarily on public relations and investor relations services and hire commission-only based salespeople. Dependent on the Company's ability to raise further capital for the aforementioned Company plans, the plans may have to be modified or curtailed, and possibly to the extent of not being able to be carried out as to part or all of such plans. The Company will also consider any business opportunity that may involve a future merger or acquisition with a private entity having an operating business which may be providing opportunities, products or services in a different service sector from that of the Company's, as a potential business combination candidate. In the event of any possibility of future merger or acquisition, there may be probable change in control of the Company.

CURRENT RESULTS OF OPERATIONS AND FINANCIAL STATUS

RESULTS OF OPERATIONS

The Company has a history of losses and expects future losses. It has incurred losses from December 28, 2000, the inception of the Company, through December 31, 2002 totaling ($264,286). It incurred a net loss of ($135,293) and ($76,850)
for the years ended December 31, 2002 and 2001, respectively. The basic and diluted net loss per share increased from ($0.02) to ($0.03) from the year ended 12/31/2001 to 12/31/2002.

The net loss increased by $58,443 or 76% and resulted primarily from

o    the decline in the sales revenues;

o the increase in cost of revenues; primary reasons for these factors as described below.

Net loss for the last quarter of 2002 was ($39,022), representing an decrease of $417 or approximately 1% from the last quarter of 2001 of ($39,439).

Total revenue for the years ended December 31, 2002 and December 31, 2001 was $146,556 and $179,148, respectively, representing a decrease of $32,592 or approximately 18%.

The Company does not anticipate any major increase in revenues in 2003, in fact it is highly possible that they continue to decline. Despite the cost cutting activities, the future profitability of the Company remains uncertain as well.

The decline in the revenues resulted primarily from

o    the inability to sustain a sales force;

o the continuous decline in the overall stock market, which the Company believes decreased publicly traded companies' willingness to use outsource public relations and investor relations services;

o the poor financial condition of the Company, which limited the financial resources it had available for marketing activities.

Total revenue for the last quarters of 2002 and 2001 were $0 and $29,796, respectively, representing a decrease of $29,796 or 100%.

The Company had two customers which accounted for more than 10% of net sales for the years ended December 31, 2002 and 2001. Collectively, these customers accounted for 66% and 37% of net sales for the years ended December 31, 2002 and 2001, respectively. The breakdown is as follows at December 31:

                                        2002            2001
                                        --------        --------
Customer  A                             $76,700         -
Customer  B                             $19,500         -
Customer  C                             -               $44,030
Customer  D                             -               $25,000

COST OF REVENUES

Cost  of  revenues  for  the  period  ended   December  31,  2002  was  $67,070,
representing an increase of $31,417 or 88% from $35,653 for the period ended December 31, 2001.

The increase was primarily due to an increase in the cost of contract services. The increase in the contract services was due to the Company's increased focus on marketing its services. It hired an outside consultant to create marketing databases, develop sales scripts, create marketing and sales material, develop a format for proposals to potential clients, develop a marketing plan and come up with a recruiting strategy to attract potential new employees. This temporarily increased costs related to these contract services. This work was completed during the third quarter of 2002.

Cost of revenues for the last quarter of 2002 was $0, representing an decrease of $11,931 or 100% from $11,931 for last quarter of 2001.

SALARY AND BENEFITS

Salary and benefits expenses for the period ended December 31, 2002 were $121,449, representing an increase of $53,315 or approximately 78% from the period of ended December 31, 2001 of $68,134. The increase in Salary and benefits expenses for the period ended December 31, 2002 were due to salary arrangements with the company's salespeople.

Salary and benefits expenses for last quarter of 2002 were $12,000, representing an increase of $805 or approximately 6% from the last quarter of 2001 of $11,195.

PROFESSIONAL FEES

Professional fees for the period ended December 31, 2002 were $20,176, representing an decrease of $28,566 or approximately 58% from the period ended December 31, 2001 of $48,742.

Professional fees for the last quarter of 2002 were $2,677, representing an decrease of $29,488 or approximately 91% from the last quarter of 2001 of $32,165.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs declined from $104,606 for the period ended December 31, 2001 to $45,399 for the corresponding period in 2002.

The decrease in General and administrative expenses can be directly attributed to management's committed efforts to restructure the Company's operations and reduce its expenses. In addition, the costs associated with becoming a public company, reduced in 2002.

General and administrative costs for the last quarter of 2002 were $5,344, representing an decrease of $28,190 or approximately 84% from the last quarter of 2001 of $33,534.

PROVISION FOR ASSET IMPAIRMENT

Provision for asset impairment with respect to the customer database and Web site development costs was $19,196 for the period ended December 31, 2002, an increase of $19,196 from $0 for the period ended December 31, 2001.

OPERATING EXPENSES

Overall, in the fiscal 2002, the Company reduced the fiscal Operating expenses as compared to the fiscal 2001, by $11,979 from $223,499 to $211,520.

Operating expenses for the last quarter of 2002 were $39,216, representing an decrease of $37,678 or approximately 49% from the last quarter of 2001 of $76,894.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $58 as of December 31, 2002, and $4,158 as of December 31, 2001.

The statement of the stockholders' equity/deficit showed a deficit of ($131,321) on December 31, 2002 compared to equity of $10,272 on December 31, 2001.

Net cash used in operating activities for the period ended December 31, 2002 was $113,829 vs. $87,817 for the period ended December 31, 2001. Net investment activities in fiscal 2002 provided $104,031 compared to ($4,841) the year before. Net investment activities in 2002 consisted of proceeds from sale of investments. These investments were securities the Company received as a payment for its services.

The financial statements of the Company currently reflect investment in stock of other companies, primarily received in lieu of cash fees, in the amount of $0, which is less than 40% of its non-cash assets. It is the intention of the Company to continue to receive stock in lieu of cash fees. It verifies on a daily basis that the value of its investments in the stock of other companies for which it have provided or are providing services is less than 40% of the non-cash assets in order that it will not become required to register as an investment company under the 1940 Act.

On December 31, 2002 the Company had accounts payable of $77,933 compared to $14,035 on December 31, 2001. Its other current liabilities and accrued expenses were $34,076 on December 31, 2002, compared to $0 the year before. These liabilities are primarily unpaid compensation to the company's current or prior employees.

The Company has a note payable with an unrelated entity for $1,000. The note is unsecured and bears interest at 8%. The note was due on or before July 31, 2002. No action has been taken to collect on this note.

The Company has a note payable with Bulldog Capital, an unrelated entity, for $5,000. The note is unsecured and bears interest at 10%. The note was due on September 30, 2001. Currently, there is no threat of litigation on Bulldog Capital's part. The Company is in friendly discussions with Bulldog Capital to work out a payment plan for the note.

The Company will require additional working capital to develop its business until it either achieves a level of revenues adequate to generate sufficient cash flows from operations; or obtain additional financing necessary to support its working capital requirements. The current cash resources of the Company of $58 as of December 31, 2002 are not sufficient to satisfy its cash requirements over the next twelve months.

The Company believes it will need to secure additional debt, bridge or equity funding in order to become profitable. It cannot accurately predict the amount of its future internal cash flow and it has no source of external financing identified at present.

If the Company does not raise this financing, its operation and operational plans will be hindered until funding is secured. Such inability would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is seeking to secure additional debt, bridge funding or equity funding for the Company to maintain or expand its operations. It will also consider any future merger or acquisition with a private entity having an operating business opportunity which may be providing products, opportunities or service in a different service sector, as a potential business combination candidate. In the event of any possibility of future merger or acquisition there may be probable change in control of the Company.

The ability of the Company to continue as a going concern is dependent on its ability to raise funds to implement its planned development; however it may not be able to raise sufficient funds to do so. There is substantial doubt about its ability to continue as a going concern over the next twelve months. The poor financial condition of the Company could inhibit its ability to achieve its business plan. Because it is currently operating at a substantial loss with no operating history or significant revenues, an investor cannot determine if it will ever become profitable.

RISK  FACTORS

1. The Company will rely upon third parties for provision of services.

The Company will rely from time to time, upon third parties for provision of services to its clients ranging from information research, technical connectivity, telecommunications and delivery services, Web operations, image and graphics production and outsourced public relations, media relations or investor relations services. These services may experience difficulties, delays or significant service or power outages, which may cause delay or inability to provide such services which in turn affects the Company's ability, productivity and efficiency in delivery of its services to its clients. The Company cannot assure its clients of its services within timelines and the effect of its services.

2. The Company's poor financial condition raises substantial doubt about its ability to continue as a going concern. It will be unable to determine whether it will ever become profitable.

The Company has a limited operating history, and have incurred losses from its inception, December 28, 2000 to fiscal year end December 31, 2002 totaling $264,286. The Company will require additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations; or obtains additional financing necessary to support its working capital requirements. The Company's current cash resources of $58 as of December 31, 2002 are not sufficient to satisfy its cash requirements over the next twelve months.

The Company believes it will need to secure additional debt, bridge or equity funding in order to become profitable. The Company cannot accurately predict the amount of its future internal cash flow and it has no source of external financing identified at present.

If the Company does not raise this financing, its operation and operational plans will be hindered until funding is secured. Such inability would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is seeking to secure additional debt, bridge funding or equity funding for the Company to maintain or expand its operations.

The Company will also consider any future merger or acquisition with a private entity having an operating business opportunity which may be providing products, opportunities or service in a different service sector, as a potential business combination candidate. In the event of any possibility of future merger or acquisition there may be probable change in control of the Company.

The Company's ability to continue as a going concern is dependent on its ability to raise funds to implement its planned development; however the Company may not be able to raise sufficient funds to do so. There is substantial doubt about the ability of the Company to continue as a going concern over the next twelve months. The Company's poor financial condition could inhibit its ability to achieve its business plan. Because the Company is currently operating at a substantial loss with no operating history or significant revenues, an investor cannot determine if the Company will ever become profitable.

3. No assurance of revenue or operating profits.

If the Company's revenues grow more slowly than it anticipates or if its operating expenses exceed its expectations, its business would be adversely affected. Fluctuations in operating results may adversely affect its eventual success. Some of the factors that could cause its revenues and operating results to fluctuate include the following:

o the addition or loss of significant distribution partners, advertisers, sponsors or users;

o the introduction by us or by its competitors of new sites, content and products;

o    positive   or  negative   events  or   publicity   concerning   the  public
     relations/investor  relations  industry in general;

o the amount and timing of its capital expenditures and other costs related to the expansion of operations;

o changes in demand for, and availability of supply of investor relations and public relations services;

o general economic conditions, as well as economic conditions specific to the online medium, electronic commerce, content syndication, online advertising and the investor relations/public relations industry in general.

4. The Company depends on maintaining and increasing its client base.

The Company's future success is highly dependent on an increase in the number of publicly traded companies who are willing to utilize outsourced investor relations services, public relations services and other related tools. The number of publicly traded companies may not continue to increase, it can even decrease due to various factors, including but not limited to changing securities regulations and overall economic conditions. The development of the U.S. stock market can also adversely affect the Company's business. The
Company's business can develop more slowly than it expects, and results of operations and financial condition could be materially adversely affected.

5. Inability to protect the  Company's  intellectual  property  rights.

Proprietary rights are important to the Company's success and its competitive position. To protect its proprietary rights, the Company will rely generally on its exclusive suppliers for copyright, trademark and trade secret laws, confidentiality agreements with third parties, and license agreements with consultants, vendors and customers. Despite such protection, a third party could, without authorization, copy or otherwise misappropriate information from its database. The Company's agreements with employees, consultants and others that participate in development activities could be breached. The Company may not have adequate remedies for any breach, and its trade secrets may otherwise become known or independently developed by competitors. In addition, the laws of some foreign countries do not protect its proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions.

There has been substantial litigation in the computer and online industries regarding intellectual property assets. Third parties may claim infringement by the Company with respect to current and future products, trademarks or other proprietary rights, or it may counterclaim against these parties. Any claims or counterclaims, with or without merit, could be time-consuming, result in costly litigation, divert management's attention, cause product release delays, require it to redesign its products or require it to enter into royalty or licensing agreements, any of which could harm the Company's business. These royalty and licensing agreements, if required, may not be available on terms acceptable to the Company, if at all.

6. The  Company's  business is dependent  upon Alvie T.  Merrill,  President and
Pertti Luhanto, Chairman of the Board, Secretary, and Treasurer; should the Company lose the services of these individuals, development of its business plan may be delayed.

The Company's business is dependent upon the expertise of Alvie T. Merrill, President and Pertti Luhanto, Chairman of the Board, Secretary, and Treasurer, who will continue to conduct the business affairs of the Company. Accordingly, the Company must rely on their management decisions. It does not maintain, as of yet, any key man life insurance for Alvie T. Merrill and Pertti Luhanto, but it may add this coverage in the future. The loss of services of Alvie T. Merrill and Pertti Luhanto could impair development of the Company's business plan.

7. The management of the Company has significant control over stockholder matters, which may affect the ability of minority stockholders to influence its activities.

Executive officers, directors and holders of 5% or more of the Company's outstanding Common Stock will, in the aggregate, beneficially own approximately 65% of its outstanding Common Stock. These stockholders will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of directors, the approval of significant corporate transactions or reorganizations. This concentration of ownership may also have the effect of delaying, expediting, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these shareholders may differ from the interests of the Company's other shareholders.

8. Because the Common Stock of the Company may be considered a penny stock, any investment in its Common Stock is considered a high-risk investment and is subject to restrictions on marketability.

Until the Company's shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company's Common Stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company's Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, amended (the "Exchange Act"), commonly referred to as the "penny stock rule". Section 15(g) sets forth certain requirements for transactions in penny stocks, and rule 15g-9
(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of 1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

9. The sale of shares eligible for future sales under Rule 144 could reduce the price of the Company's stock.

There are 1,731,250 shares of the Company's Common Stock held by non-affiliates and 3,240,000 shares of its Common Stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non-affiliates, 861,250 are currently freely transferable. The remaining shares may be resold under Rule 144.

In general, Rule 144 provides that any person who has beneficially owned shares for at least one year, including an affiliate, is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the shares of Common Stock then outstanding, or, if the stock is traded on a national securities exchange - which the Over-the-Counter Bulletin Board is not, the reported average weekly trading volume of the Common Stock during the four calendar weeks immediately preceding the date on which notice of the sale is sent to the SEC. Sales under Rule 144 are subject to manner of sale restrictions, notice requirements and availability of current public information concerning us. Under rule 144(k), person who is not an affiliate of the Company and who has not been an affiliate of the Company within three months prior to the sale generally may sell shares without regard to the limitations of Rule 144, provided that the person has held the shares for at least one year. Under Rule 144(k), a person who is not deemed to have been an affiliate of the Company at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation, or notice provisions of Rule 144.

No prediction can be made as to the effect, if any, such future sales of shares, or the availability of shares for such future sales, will have on the market price of the Company's Common Stock prevailing from time to time. The sale of substantial amounts of the Company's Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of the Company's Common Stock. As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed, beginning 90 days after the date of this registration statement becomes effective. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for the securities of the Company.

10. Certain Nevada corporation law provisions could prevent a potential takeover of the Company which could adversely affect the market price of its Common Stock or deprive shareholders of a premium over the market price.

The Company is incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of its Common Stock. Because Nevada corporation law requires board approval of a transaction involving a change in the Company's control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for shareholders to elect directors other than the candidates nominated by the Company's board of directors.

11.  Substantial Competition.

The relations relations/public relations market is intensely competitive and may become more so. The industry is currently characterized by a small number of large, well-capitalized companies and a large number of small operators. Barriers to entry are minimal, and current and potential competitors can launch new online sites and offline services at a relatively low cost. The Company expects that the number of its direct and indirect competitors will increase in the future and this might adversely affect its business, operating results and financial condition. Increased competition could result in lower revenues and loss of clients, any of which could materially adversely affect its business, operating results and financial condition. No assurance can be given the Company will be able to compete with established industry players or that it can adapt to changing market dynamics and/or the entrance of new competitors.

The Company currently competes with several other companies offering similar services. Many of these have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. The Company cannot be sure that it will have the financial resources or the technological expertise to successfully meet this competition.

12. No assurance of future profitability or payment of dividends.

The Company can make no assurances the future operations and/or marketing and other investments of the Company will result in net income, asset or share price appreciation, dividends or will be profitable. In addition, should operations of the Company - including share acquisitions or future investments - be profitable, it is likely the Company would retain much or all of its earnings in order to finance future growth. The Company does not presently intend to pay dividends, and it is not likely any dividends will be paid in the foreseeable future. (See "Dividend Policy").

13.  Dependence on qualified personnel.

The Company is highly dependent upon its ability to retain its employees as the key, qualified innovators and advisors. There can be no assurance the Company will be able to retain the services of these employees apart from their interest in the success of the Company because of their relatively large common stock holding. Loss of the services of these employees would be detrimental to the Company. As the Company develops its business and operations, there is no assurance it will be able to attract and retain other qualified personnel. The loss of the services of key employees or certain other personnel could have a material adverse effect on the Company's business and prospects. The success of the Company will also be largely dependent upon ability of the Company to continue to attract quality management and employees to help operate the Company as its operations grow, as well as upon the ability of the Company to retain quality management.

14. Uncertain ability to protect resources and products.

The Company could incur substantial costs in defending itself in any suits brought against it claiming infringement of the contract rights of others or in asserting the rights of the Company in a suit against another company.

15. The Company may become subject to burdensome government regulation and legal uncertainties.

The laws governing the Web remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Web generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, which could have a materially adverse effect on some aspects of the Company's business, operating results and financial condition.

16. The Company's Common Stock is volatile and could fluctuate significantly.

The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. The Company's stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results;
announcements of new products; technology or strategic relationships by the Company or its competitors; changes in financial estimates; the operating and stock price performance or other companies that investors may deem comparable; and news reports relating to trends in the markets of the Company. In addition, the stock markets in general, and the market prices for companies in its service sector in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of its Common Stock, regardless of its operating performance.

Item 7. Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  American Market Support Network, Inc.
  Houston, Texas

We have audited the accompanying balance sheet of American Market Support Network, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Market Support Network, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception totaling $264,286 and at December 31, 2002 had a working capital deficit of $131,321. The Company will require additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations; or obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com
February 20, 2003

                      AMERICAN MARKET SUPPORT NETWORK, INC.

                                  Balance Sheet
                                December 31, 2002


                                ASSETS
CURRENT ASSETS:
    Cash                                                                                         $               58
                                                                                                 ------------------
           Total current assets                                                                                  58


           Total assets                                                                          $               58
                                                                                                 ==================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable, third party                                                                $           77,933
    Accounts payable, affiliates                                                                              8,000
    Accounts payable, majority shareholder                                                                    5,370
    Accrued liabilities                                                                                      34,076
    Notes payable                                                                                             6,000
                                                                                                 ------------------
           Total current liabilities                                                                        131,379
COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value; 5,000,000 shares
        authorized, none issued
    Common stock, $.001 par value; 20,000,000 shares
        authorized, 4,971,250 shares issued and outstanding                                                   4,971
    Additional paid-in capital                                                                              139,326
    Accumulated deficit                                                                                    (264,286)
    Accumulated other comprehensive loss                                                                    (11,332)
                                                                                                 ------------------
           Total stockholders' equity (deficit)                                                            (131,321)
                                                                                                 ------------------
           Total liabilities and stockholders' equity (deficit)                                  $               58
                                                                                                 ==================

     See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN MARKET SUPPORT NETWORK, INC.
                             Statement of Operations
                 For the Years Ended December 31, 2002 and 2001



                                                                                  2002                 2001
                                                                            ---------------      ---------------

 REVENUES                                                                   $       146,556      $       179,148

 COST OF REVENUES                                                                    67,070               35,653
                                                                            ---------------      ---------------

          Gross margin                                                               79,486              143,495

 COSTS AND EXPENSES:
     General and administrative                                                      45,399              104,606
     Salary and benefits                                                            121,449               68,134
     Professional fees                                                               20,176               48,742
     Provision for asset impairment                                                  19,196                    -
     Amortization expense                                                             5,300                2,017
                                                                            ---------------      ---------------
                                                                                    211,520              223,499
                                                                            ---------------      ---------------

          Loss from operations                                                     (132,034)             (80,004)

 OTHER INCOME                                                                            57                3,154
 REALIZED LOSS ON AVAILABLE FOR SALE SECURITIES                                      (3,316)                   -
                                                                            ---------------      ---------------

 NET LOSS                                                                   $      (135,293)     $       (76,850)
                                                                            ===============      ===============

 Net loss per share:
     Basic and diluted net loss per share                                   $          (.03)     $          (.02)
                                                                            ===============      ================

 Weighed average shares outstanding:
     Basic and diluted                                                            4,971,250            4,218,541
                                                                            ===============      ===============



     See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN MARKET SUPPORT NETWORK, INC.
                   Statement of Stockholders' Equity (deficit)
                 For the Years Ended December 31, 2002 and 2001


                                          Common Stock
                                     ------------------------     Additional                        Other          Stockholders'
                                       Shares     Amount           Paid-in       Accumulated   Comprehensive          Equity
                                                                   Capital         Deficit          Loss            (deficit)
                                     ----------   ----------     -----------    ------------    -------------      -------------
Balance,
    December 31, 2000                4,110,000    $  4,110       $  65,643      $ (52,143)      $       -        $   17,610
Issuance of common stock
    for cash                           861,250         861          73,683             -                -            74,544
Net Loss                                    -           -               -         (76,850)              -           (76,850)
Comprehensive loss:
Change in unrealized loss on
    available for sale securities           -           -               -              -            (5,032)          (5,032)
                                                                                                                   -------------
Total comprehensive loss                    -           -               -              -                -            (81,882)
                                     ----------    ----------    -----------    ------------    -------------      -------------
Balance,
    December 31, 2001                4,971,250       4,971         139,326       (128,993)          (5,032)           10,272

Net Loss                                    -           -               -        (135,293)              -           (135,293)
Comprehensive loss:
Change in unrealized loss on
    available for sale securities           -           -               -              -            (6,300)           (6,300)
                                                                                                                   -------------
Total comprehensive loss                    -           -               -              -                           (141,593)
                                     -----------   -----------    -----------    -----------    ---------------    -------------
Balance,                             4,971,250       4,971         139,326       (264,286)       $  (11,332)     $ (131,321)
    December 31, 2002                ===========   ===========    ===========    ===========    ===============   ==============


     See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN MARKET SUPPORT NETWORK, INC.
                      Consolidated Statement of Cash Flows
                 For the Years Ended December 31, 2002 and 2001

                                                                                      2002                2001
                                                                              -----------------   ------------------
                                                                              -----------------   ------------------
OPERATING ACTIVITIES:
   Net loss                                                                   $      (135,293)    $       (76,850)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Amortization                                                                      5,300               2,017
      Stock received for services                                                    (101,006)            (24,702)
      Loss on investments, net                                                                              2,683
      Provision for asset impairment                                                   19,196
      Changes in operating assets and liabilities:
         Escrow receivable                                                                  -              (5,000)
         Accounts payable                                                              63,898              14,035
         Other current liabilities and accrued expenses                                34,076
                                                                              ---------------
               Net cash used in operating activities                                 (113,829)            (87,817)

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                  104,031              11,662
   Purchase of property and equipment                                                       -             (16,503)
                                                                              ---------------     ---------------
               Net cash provided by (used in) investing activities                    104,031              (4,841)

FINANCING ACTIVITIES PROVIDED BY:
   Sale of common stock                                                                     -              74,544
   Shareholder  and affiliate advances                                                  5,698               8,672
   Proceeds from notes payable                                                              -               6,000
                                                                              ---------------     ---------------
               Net cash provided by financing activities                                5,698              89,216

NET CHANGE IN CASH                                                                     (4,100)             (3,442)

CASH, beginning of period                                                               4,158               7,600
                                                                              ---------------     ---------------

CASH, end of period                                                           $            58     $         4,158
                                                                              ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                              $            -      $             -
                                                                              ==============      ===============
   Income taxes paid                                                          $            -      $             -
                                                                              ==============      ===============

NONCASH TRANSACTIONS:
   Acquisition of assets for common stock                                     $            -      $        10,010
                                                                              ==============      ===============



     See accompanying summary of accounting policies and notes to financial statements.

                      AMERICAN MARKET SUPPORT NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

American Market Support Network, Inc. ("American Market") was incorporated on December 28, 2000 in Nevada. American Market is engaged in providing private and publicly traded companies with comprehensive service packages that includes promoting clients to their target markets through public relations related programs. These services include the design and execution of effective public, investor and media relations programs, database distribution services; and long-term strategic promotional partnerships.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Investments

American Market holds minority equity investments in companies and classifies these investments as available for sale. Certain investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense. Common stock received by American Market for services is recognized at its quoted market price or at the fair value of the services rendered, which ever is more readily determinable.

Revenue Recognition

American Market's revenues are primarily derived from consulting services. Revenues are earned from design and execution of investor and media relations programs, database distribution services, and long-term strategic promotional partnerships.

American Market recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Service revenues are recognized as services are performed. The majority of American Market's revenues are from investor relations programs under fixed fee contracts that are typically completed in four weeks. The contracts can be extended. American Market recognizes revenue

                     AMERICAN MARKET SUPPORT NETWORK, INC.
                          NOTES TO FINANCIAL STATMENTS

and profit as work progresses on these contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. American Market follows this method since reasonable dependable estimates of the revenue and costs applicable to the various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income on the period in which the facts that give rise to the revisions become known. For contracts that offer multiple services, American Market allocates revenue to each product based upon its fair values and accordingly recognizes the revenue as that service is performed.

American Market recognizes revenue for other services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."

American Market maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of American Market's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The company does not require collateral.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. American Market performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standards require certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Based on application of SFAS No. 144, American Market recognized an $19,196 impairment during the year ended December 31, 2002 related to certain property (see note 3 for additional information).

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. American Market records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic and diluted net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented.

                     AMERICAN MARKET SUPPORT NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

American Market accounts for stock-based compensation issued to employees under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. No options have been granted.

American Market accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

Recent Accounting Pronouncements

American Market does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the American Market's results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

American Market has incurred losses totaling $264,287 through December 31, 2002 has a working capital deficit of $130,186 at December 31, 2002. Because of these losses, American Market will require additional working capital to develop business operations.

American Market intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that American Market will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placement, public offerings and/or bank financing necessary to support the American Market's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, American Market will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to American Market. If adequate working capital is not available American Market may not increase its operations.

These conditions raise substantial doubt about American Market's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should American Market be unable to continue as a going concern.

NOTE 3 - PROPERTY

Property consisted of website development costs and a customer data base. During the year ended December 31, 2002, American Market recorded an asset impairment charge of $19,176. The non-cash asset impairment charge was recorded in accordance with SFAS No. 144, which requires that long-lived assets held and used by American Market, be reviewed for impairment whenever events or changes

                     AMERICAN MARKET SUPPORT NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS

in circumstances indicate that the carrying amount of the asset may not be recoverable. The assets impaired by American Market were website development costs and a customer database. Because American Market has incurred losses and negative cash flows from operations since inception and management does not believe future cash flows will be sufficient to recover the net book value of the assets. These assets have been historically depreciated over three years. There was no such charge in fiscal 2001.

Amortization expense totaled $5,300 and $2,017 for the years ended December 31, 2002 and 2001, respectively.

NOTE 4 - MAJOR CUSTOMERS

American market had two customers account for more than 10% of net sales for the years ended December 31, 2002 and 2001. Collectively, these customers accounted for 66% and 37% of net sales for the years ended December 31, 2002 and 2001, respectively. The breakdown is as follows at December 31:

                                                                                   2002               2001
                                                                           ----------------   ----------------
            Customer A                                                     $        76,700    $             -
            Customer B                                                              19,500                  -
            Customer C                                                                   -             44,030
            Customer D                                                                   -             25,000


NOTE 5 - ACCOUNTS PAYABLE, MAJORITY SHAREHOLDER

American Market has received advances from its majority shareholder totaling $5,370 as of December 31, 2002. The advances are payable upon demand.

NOTE 6 - NOTES PAYABLE

American Market has a note payable with an unrelated entity for $1,000. The note is unsecured and bears interest at 8%. The note was due on or before July 31, 2002. American Market has not paid the debt due to insufficient cash flow.

American Market has a note payable with an unrelated entity for $5,000. The note is unsecured and bears interest at 10%. The note was due on September 30, 2001. American Market has not paid the debt due to insufficient cash flow.

NOTE 7 - INCOME TAXES

For the period from inception through December 31, 2002, American Market has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increase approximately $40,000. The cumulative net operating loss carry-forward is approximately $230,000 at December 31, 2002, and will expire in the years 2020 through 2022.

Deferred income taxes consist of the following at December 31, 2002:

  Long-term:
   Deferred tax assets                        $        85,000
   Valuation allowance                                (85,000)
                                               ---------------
                                              $             -
                                               ===============

NOTE 8 - SHAREHOLDERS EQUITY (DEFICIT)

Common Stock:

In November 2001, American Market issued 861,250 shares of common stock for cash proceeds of $74,544, net of commission of $11,581.

In October 2002, American Market entered into an agreement with an employee to issue 100,000 restricted shares of common stock for payment of approximately $22,000 of past due payroll. The restricted stock is required to be issued within fourteen days of American Market beginning trading on the OTCBB or BBX. As of December 31, 2002, American Market has approximately $22,000 included in accrued expenses related to this liability.

NOTE 9- RELATED PARTY TRANSACTIONS

American Market entered into a consulting services contract with Legendium, Inc. a company controlled by the Chairman of the Board for administrative consulting services. The contract is on a month-to-month term and is cancelable upon one days notice. American Market paid $6,290 and $6,750 under this agreement for the years ended December 31, 2002 and 2001, respectively.

NOTE 10 - COMMITMENTS

American Market leases office facilities under a month-to-month operating lease. Rent expense was $15,060 and $42,300 for the years ended December 31, 2002 and 2001, respectively.

In July 2002, American Market entered into a services agreement with a company owned by the President of American Market. The agreement is for the President's company to provide American Market with a qualified interim President and all selling, general and administrative functions. The President's company will receive $2,000 per month and 10% of all net revenues of American Market.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 16, 2002 the Company changed accountants from Chavez & Koch, Business Consultants & Certified Public Accountants, Ltd., to Malone & Bailey PLLC.

The financial statements reported on by the former accountant, Chavez & Koch, Business Consultants & Certified Public Accountants, Ltd., were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during fiscal year 2000, and the interim period through April 16, 2002.

There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the fiscal year 2000, 2001 and the interim period through April 16, 2002.

The decision to change accountants and to appoint Malone & Bailey PLLC was approved by the Company's board of directors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth, as of December 31, 2002, the name, age and position of the Company's directors, executive officers and other significant employees.

Name                       Age      Position with the Company
--------------------------------------------------------------------------------
Alvie T. Merrill           55       President
Pertti Luhanto             37       Chairman of the Board, Treasurer, Secretary

The backgrounds of the Company's Directors, Officers and significant employees are as follows:

Alvie T. Merrill, President

Mr. Alvie T. Merrill, joined American Market Support Network, Inc. in August 2001 and became a director, President and CEO in 2001. From January 1980 to February 1998, Mr. Merrill was President of his own company, A.T. Merrill Business Consulting providing management and financial consulting for over 200 companies dealing with financial difficulties. From March 1998 to Oct. 1998 Mr. Merrill was Vice President of

Business Development for Procorp, Inc., a Houston based company providing training in interpersonal skills. From November 1998 to February 1999 Mr. Merrill provided consulting and industry training in leadership and team building for Coldwell Bankers and Caterpillar. From February 1999 to October 2000 Mr. Merrill was President/CEO of Interlucent Internet Solutions Inc. - a company specializing in upscale Web development for Fortune 100 corporation. From November 2000 to March 2001 Mr. Merrill worked in various fundraising and management related capacities at U.S. TechSolution, Inc. - a telecommunications company providing fiber optic services to major industries. From April 2001 to

July 2001, Mr. Merrill provided management and financial consulting services for C.E.B.R. Services, Higgins Enterprises and Essex Waste Management.

Pertti Luhanto, Chairman of the Board, Treasurer, Secretary

Mr. Pertti Luhanto is a founding shareholder of American Market Support Network, Inc. He became Chairman in December 2000 and Secretary in May 2001. From January 1991 to December 1992 Mr. Luhanto was a managing editor in Vahittaiskauppa-magazine, a magazine for retail professionals in Finland. From January 1992 to January 1995 Mr. Luhanto served as Chairman of Viestintatoimisto Merger Oy in Finland. In January 1995 Mr. Luhanto established Legendium Oy - a company specialized in corporate publications - in Finland. He has served as the president of Legendium Oy from January 1995 to January 1996. From January 1996 to January 2000 he was a Chairman of Legendium Oy. In January 2000 he became CEO of Legendium, Inc., a US subsidiary for Legendium Oy - the position he continues to hold.

Board Committees

The Company currently has no compensation committee or other board committee performing equivalent functions. Currently, all members of its board of directors participate in discussions concerning executive officer compensation.

Family Relationships

There are no family relationships among the officers and directors of the Company.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of the management of the Company.

Item 10. Executive Compensation.

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chairman and the President for all services rendered to the Company in all capacities during each of the years ended December 31, 2001 and 2002. None of the other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table
--------------------------------------------------------------------------------
Name and Principal                           Secutities         All Other
     Position           Year    Salary       Underlying        Compensation
                                $            Options (#)        $
--------------------------------------------------------------------------------
Alvie T. Merrill        2001   $9,000             0             $  0
President               2002   $  500             0             $  0
--------------------------------------------------------------------------------
Pertti  Luhanto         2001   $6,750             0             $  0
Chairman, Treasurer,    2002   $6,290             0             $  0
Secretary
================================================================================

No options or warrants have been granted to the Chairman or the President.

No bonuses were paid to named executive officers in any of the above years. No Restricted Stock Awards (RSAs), Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs) were awarded to named executive officers in any of the above years.

Directors' Compensation

American Market entered into a consulting services contract with Legendium, Inc. a company controlled by the Chairman of the Board for administrative consulting services. The contract is on a month-to-month term and is cancelable upon one day's notice. The Company paid $6,290 and $6,750 under this agreement for the years ended December 31, 2002 and 2001, respectively.

In 2001, the Company had a consulting agreement with Alvie T. Merrill Consulting, Inc., owned by the Alvie T. Merrill, the President of the Company. The contract was cancelled in December 2001. The Company paid $9,000 under this agreement for the year ended.

December, 2001. In July 2002, it entered into a new agreement with Alvie T. Merrill Consulting, Inc. The agreement is for providing it with a qualified interim President and all selling, general and administrative functions. The President will receive $2,000 per month and 10% of all net revenues of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2002 the beneficial ownership of Common Stock of each person known to the Company who owns more than 5% of issued and outstanding Common Stock.
--------------------------------------------------------------------------------
Name and address of             Amount and Nature               Percent of
Beneficial Owner                of Beneficial                   Class
                                Ownership
--------------------------------------------------------------------------------
Pertti Luhanto                  1,390,000                       27.96%
17902 Scenic Oaks Dr.
Richmond,  TX 77469

Helena Wahala                     500,000                       10.06%
Rautjarventie 3 A 4
00950 Helsinki, Finland

Earth Holdings Ltd.               400,000                        8.05%
32 Main Street
Rousseau,  Dominica

Markus Jarvinen                   250,000                        5.03%
606 Glenview Road
Mooloolah
Queensland  4553,  Australia

Jari Karjalainen                  300,000                        6.04%
Kaivolahdenkatu  6
00810 Helsinki,  Finland

Mika Majander                     400,000                        8.05%
Tasakalliontie 12 B
02760 Espoo, Finland
================================================================================
                                3,240,000                       65.19%

The tables below and the paragraphs that follow present certain information concerning directors, executive officers and significant employees. None of the Company's directors, executive officers or significant employees has any family relationship with any other director, executive officer or significant employee.
--------------------------------------------------------------------------------
Name              Age    Position with      Executive/    Shares         Percent
                         with               Officer/      Beneficially      of
                         Company            Director      Owned            Class
                                            Since         Dec 31 2002
--------------------------------------------------------------------------------
Directors:
Pertti Luhanto    37     Chairman of
                         The Board,         12/28/00      1,390,000       27.96%
                         Treasurer,
                         Secretary

Alvie T. Merrill  55     President          30/11/01      0                 0%
--------------------------------------------------------------------------------
All Directors, Executive Officers and
Significant employees as a group                          1,390,000       27.96%


Item 12. Certain Relationships and Related Transactions.

During the last two years, there have been no transactions or proposed transactions to which the Company was or is to be a party, in which any persons as set out by Item 404 of Regulation S-B had or is to have a direct or indirect material interest.

Item 13. Financial Statements, Exhibits and Form 8-K Filings.

(a) The following documents are filed as part of this Annual Report on form 10-KSB at Item 7 on pages 20 through 29:

     Independent Auditors Report for the years ended December 31, 2001 and 2002 Balance Sheet
     Statement of Operations
     Statement of Stockholders' Equity
     Consolidated Statement of cash Flows
     Notes to Financial Statements

(b) No report on 8-K was filed with respect to the Company during the last quarter of fiscal year 2002.

(c) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Index:

Exhibits:

(a)  The following documents are filed as part of this report:

Item 3

(1) Articles of Incorporation of American market Support Network, Inc. a Nevada corporation (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14,
     2003)

(2) By-laws of American market Support Network, Inc., a Nevada corporation (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

Item 10

(1) A.T. Merrill Consulting Agreement (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

(2) Amended A.T. Merrill Consulting Agreement (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

(3) Legendium, Inc. Service Agreement (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

(4) A.T. Merrill Consulting Agreement dated July 1, 2002 (attached as Exhibit to this 10-KSB report).

Item 99

(1)  Certificate under Section 906 of the Sarbanes-Oxley Act, Alvie T. Merrill.

(2)  Certificate under Section 906 of the Sarbanes-Oxley Act, Pertti Luhanto.

Item 14. Controls and Procedures.

Within the 90 days prior to the date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-KSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

American Market Support Network, Inc.

By    /s/ Pertti Luhanto
     ---------------------
      Pertti Luhanto, Chairman
      (Principal Executive Officer)

Date April 1, 2003
     ---------------------

By    /s/ Alvie T. Merrill
     ---------------------
      Alvie T. Merrill, President
      (Principal Accounting Officer and Chief Accounting Officer)

Date April 1, 2003
     ---------------------

                                  CERTIFICATION

I, Pertti Luhanto, Chairman for American Market Support Network, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of American Market Support Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 1, 2003                              /s/Pertti Luhanto
        ---------------                            ------------------
                                                   Pertti Luhanto
                                                   Chairman
                                                   (Principal Executive Officer)

                                 CERTIFICATION

I, Alvie T. Merrill, Principal Accounting Officer and Chief Accounting Officer for American Market Support Network, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of American Market Support Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 1, 2003                           /s/Alvie T. Merrill
       --------------                          -------------------------
                                               Alvie T. Merrill
                                               President
                                               (Principal Accounting Officer and
                                               Chief Accounting Officer)