Form 10QSB
period 2003-03-31
AMERICAN MARKET SUPPORT NETWORK INC
filed 2003-05-20
CIK 1141880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2003, or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                        Commission File Number: 000-49849


                      AMERICAN MARKET SUPPORT NETWORK, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                           88-0483722
                    ------                           ----------
        (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)          Identification No.)


                       14090 Southwest Freeway, Suite 300
                             77478 Sugar Land, Texas
                  --------------------------------------------
               (Address of principal offices, including Zip Code)

                                 (281) 340-2085
                              ---------------------
              (Registrant's telephone number, including area code)

                                       N/A
                                   ----------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes [X] No [ ]

The number of shares of common stock as of May 19, 2003 was 5,225,650.

                      AMERICAN MARKET SUPPORT NETWORK, INC.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements


                                          AMERICAN MARKET SUPPORT NETWORK, INC.
                                                    BALANCE SHEET

                                                                              March 31,          December 31,
                                                                                2003                 2002
                                                                           ----------------     ---------------
                                 ASSETS                                      (unaudited)

Current assets
  Cash                                                                     $           160      $           58
  Trade receivable                                                                   3,060                   -
                                                                           ---------------      --------------
    Total current assets                                                             3,220                  58


    Total assets                                                           $         3,220      $           58
                                                                           ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, third parties                                          $        78,433      $       77,933
  Accounts payable, affiliates                                                      11,000               8,000
  Shareholder advances                                                              25,260               5,370
  Accrued expenses                                                                  32,260              34,076
  Notes payable                                                                      6,000               6,000
                                                                           ---------------      --------------
    Total current liabilities                                                      152,953             131,379

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000
  shares authorized, none issued                                                         -                   -
Common stock, $.001 par value, 20,000,000
  shares authorized, 4,971,250 shares issued
  and outstanding                                                                    4,971               4,971
Additional paid in capital                                                         139,326             139,326
Accumulated deficit                                                               (282,698)           (264,286)
Accumulated other comprehensive loss                                               (11,332)            (11,332)
                                                                           ---------------      --------------
  Total Stockholders' Equity                                                      (149,733)           (131,321)
                                                                           ----------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $         3,220      $           58
                                                                           ===============      ==============


                                  See notes to interim condensed financial statements.



                                              AMERICAN MARKET SUPPORT NETWORK, INC.
                                                    STATEMENTS OF OPERATIONS
                                              For the Three Months Ended March 31,
                                                          (unaudited)

                                                                                    2003                  2002
                                                                              ------------------    ------------------


Revenues                                                                      $         3,060       $        85,896
Cost of revenues                                                                          800                63,620
                                                                              ---------------       ---------------
Gross profit                                                                            2,260                22,276

General and administrative                                                             20,672                24,461
                                                                              ---------------       ---------------

Loss from operations                                                                  (18,412)               (2,185)

Other expense                                                                               -                (2,385)
                                                                              ---------------       ---------------

Net loss                                                                      $       (18,412)      $        (4,570)
                                                                              ===============       ===============

Net loss per share:
  Net loss basic and diluted                                                  $         (0.00)      $         (0.00)
                                                                              ===============       ===============

Weighted average shares outstanding:
  Basic and diluted                                                                 4,971,250             4,971,250
                                                                              ===============       ===============



                                       See notes to interim condensed financial statements.



                                                 AMERICAN MARKET SUPPORT NETWORK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 For the Three Months Ended March 31,
                                                              (unaudited)

                                                                                       2003                2002
                                                                                 ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $     (18,412)      $      (4,570)
Adjustments to reconcile net deficit to cash used
  By operating activities:
Depreciation and amortization                                                                -               1,325
Stock received for services                                                                  -             (32,565)
Loss on investments, net                                                                     -              16,640
Net change in:
  Receivables                                                                           (3,060)              2,250
  Accounts payable and accrued expenses                                                 (1,316)             11,562
                                                                                 -------------       -------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                                (22,788)             (5,358)
                                                                                 -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments                                                          -              49,966
                                                                                 -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder and affiliate advances                                                      22,890               1,300
                                                                                 -------------       -------------

NET INCREASE (DECREASE) IN CASH                                                            102              (4,058)
Cash, beg. of period                                                                        58               4,158
                                                                                 -------------       -------------
Cash, end of period                                                              $         160       $         100
                                                                                 =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                                              -                   -
  Income taxes paid                                                                          -                   -



                                       See notes to interim condensed financial statements.

                                       3

                      AMERICAN MARKET SUPPORT NETWORK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements of American  Market
Support Network, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate to the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 as reported in Form 10-KSB, have been omitted. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

The accompanying consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - SUBSEQUENT EVENTS

On May 6, 2003, the Company issued 224,400 shares of restricted common stock in exchange for $27,370 in shareholder and affiliate advances and $20,260 in accrued expenses.

In addition, on May 6, 2003, the Company issued 30,000 shares of restricted common stock for services at $.20 per share above the closing price on April 30, 2003. The services will be valued at the price the shares were issued and charged to expense in the second quarter.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about American Market Support Network, Inc.'s (the "Company") business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of the Company's management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees, changes in the regulation of its industry and the able to find a new business opportunities and revenue sources.

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

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As the Company issued securities at a price below $5.00 per share, its shares are considered penny stock and such safe harbors set forth under the Exchange Act are unavailable to the Company.

General

The Company provides its clients with a comprehensive range of media and public relations services. The Company writes media material and provides its clients with media monitoring programs. The public relations services of the Company include graphic design services, design and production of marketing material, web design, creating graphic identities and brands, reputation management and crisis communications programs.

Results of Operations

The Company generated revenues of $3,060 for the three months ended March 31, 2003, a significant decline over the same period last year, when the Company generated $85,896 in revenues ending March 31, 2002. The decline in revenues resulted primarily from the inability to sustain a sales force and the poor financial condition of the Company, which limited the financial resources it had available for marketing activities. For the three months period ended March 31, 2003, the Company has secured two new clients and has completed its services.

Cost of revenues for the three-month period ended March 31, 2003 was $800 compared to $63,620 for the period ended March 31, 2002. The reduction in cost was due to reduced business activities.

General and administrative cost for the three month period ended March 31, 2003 was $20,672, a $3,781 decrease over general and administrative cost of $24,461 during the same period in 2002.

The Company's net loss for the three month period ended March 31, 2003 was $18,412, an increase of 303% from the Company's net loss for the period ended March 31, 2002 of $4,570.

Liquidity and Capital Resources

Cash flow used in operating activities during the three months ended March 31, 2003 was $22,788 compared to $5,358 in March 31, 2002. The increase in cash flow used was due to additional expenditures paid in the three months period ended March 31, 2003 compared to the period ended March 31, 2002.

Net investing activities provided $0 from sales of securities investments received for services in March 31, 2003 compared to $49,966 in March 31, 2002 due to non investment activities.

Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of March 31, 2003 amounted to $3,220. The Company's current liabilities of $152,953 as of March 31, 2003 are higher than its current assets of $3,220 as of March 31, 2002 by $149,733. The management of the Company believes that without additional funds, it may be unable to meet its financial obligations.

The Company will require additional working capital to develop its business until it either achieves a level of revenues adequate to generate sufficient cash flows from operations; or obtain additional financing necessary to support its working capital requirements. The current cash resources of the Company of $160 as of March 31, 2003 are not sufficient to satisfy its cash requirements over the next twelve months.

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

The Company has commitments of $3,220 for capital expenditures as of the period ended of March 31, 2003. The current liabilities is anticipated to decrease for the next quarter and some of the liabilities have been paid out through issuance of the Company's restricted common stock pursuant to Regulation D of the

Securities Act of 1933, as amended, which issuance occurred on May 6, 2003 after the three months period ended March 31, 2003, and as described in Item 2 of Part II herein.

The Company has a note payable with Bulldog Capital, an unrelated entity, for $5,000. The note is unsecured and bears interest at 10%. The note was due on September 30, 2001. Currently, there is no threat of litigation on Bulldog
Capital's part. The Company is engaged in discussions with Bulldog Capital to work out a payment plan for the note.

In fiscal year ending December 31, 2003, the Company plans to focus on sales growth, control expenses and reduce its debt. It intends to renegotiate its debt, keeping the fixed costs as low as possible, focus primarily on public relations and investor relations services and hire commission-only based salespeople. Depending on the Company's ability to raise further capital for the aforementioned Company plans, the plans may have to be modified or curtailed, and possibly to the extent of not being able to be carried out as to part or all of such plans. The Company will also consider any business opportunity that may involve a future merger or acquisition with a private entity having an operating business which may be providing opportunities, products or services in a different service sector from that of the Company's, as a potential business combination candidate. In the event of any possibility of future merger or acquisition, there may be probable change in control of the Company.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company and have determined that such controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is subject to exposure to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any such current actions will not materially affect the financial position or results of operations of the Company.

Item 2. Changes in Securities

Subsequent to year end, on May 6, 2003, the Company issued a total of 254,400 shares of common shares as follows: 100,000 shares at $0.20 per share were issued in full settlement of back wages, benefits and vacation pay in lieu of cash repayment by the Company; 24,400 shares at $0.20 per share were issued in full repayment of loan advanced to the Company by an officer and director of the Company; 100,000 of such shares at $0.22 per share were issued in full repayment of loaned amounts for the fiscal year 2002 and consulting fees to the Company for fiscal year 2003 by an officer and director of the Company; and 30,000 shares at $0.20 per share were issued for consulting fees for professional accounting advisory services rendered to the Company. There were no broker or placement agents in this transaction. This issuance of the common stock was made in a private placement in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and a comparable exemption for sales to "sophisticated" investors under state securities laws. The issuance was made to sophisticated investors as with knowledge of the Company, no general solicitation was made by the Company or any person acting on the Company's behalf, the securities were subject to transfer restrictions and contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

This increased the issued and outstanding shares of the Company from 4,971,250 common shares to 5,225,650 common shares as of May 6, 2003.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on 8-K

     (a)  Exhibit 99.1 -  Certifications  of President  and Treasurer

     (b) During the three months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                AMERICAN MARKET SUPPORT NETWORK, INC.
                                     (Registrant)


Date:  May 19, 2003             By:  /s/ Alvie T. Merrill
                                     ----------------------
                                     Alvie T. Merrill,
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 19, 2003             By:  /s/ Pertti Luhanto
                                     -------------------------
                                     Pertti Luhanto,
                                     Chairman and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Alvie T. Merrill, President of American Market Support Network, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Market Support Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003                     By:  /s/ Alvie T. Merrill
                                             -------------------------
                                             Alvie T. Merrill, President and CEO
                                            (Principal Executive Officer)

                                 CERTIFICATIONS

I, Pertti Luhanto, Treasurer of American Market Support Network, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Market Support Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003              By: /s/ Pertti Luhanto
                                     -------------------------
                                     Pertti Luhanto, Chairman and Treasurer
                                    (Principal Financial and Accounting Officer)