Form 10QSB
period 2003-06-30
AMERICAN MARKET SUPPORT NETWORK INC
filed 2003-08-19
CIK 1141880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2003, or

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
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                      Identification No)

                       14090 Southwest Freeway, Suite 300
                             77478 Sugar Land, Texas
                       -----------------------------------
               (Address of principal offices, including Zip Code)

                                 (281) 340-2085
                                 ---------------
              (Registrant's telephone number, including area code)

                                       N/A
                                     -------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock as of August 19, 2003 was 24,884,047.

                      AMERICAN MARKET SUPPORT NETWORK, INC.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements


                                            AMERICAN MARKET SUPPORT NETWORK, INC.
                                                        BALANCE SHEETS

                                                                                  June 30,            December 31,
                                                                                    2003                  2002
                                                                              ------------------    ------------------
                                   ASSETS                                        (Unaudited)

Current assets
  Cash                                                                        $            253      $            58
                                                                              ================      ===============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable, third parties                                             $          5,087      $        77,933
  Accounts payable, affiliates                                                               -                8,000
  Shareholder advances                                                                       -                5,370
  Accrued expenses                                                                           -               34,076
  Notes payable                                                                          6,000                6,000
                                                                              ----------------      ---------------
    Total current liabilities                                                           11,087              131,379
                                                                              ----------------      ---------------

Commitments

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000
  shares authorized, no shares issued and
  outstanding                                                                                -                    -
Common stock, $.001 par value, 20,000,000
  shares authorized, 5,225,650 and 4,971,250  shares issued and outstanding
    at 2003 and 2002 respectively                                                        5,226                4,971
Additional paid in capital                                                             220,536              139,326
Accumulated deficit                                                                   (225,264)            (264,286)
Accumulated other comprehensive loss                                                   (11,332)             (11,332)
                                                                              ----------------      ---------------
  Total Stockholders' Deficit                                                          (10,834)            (131,321)
                                                                              ----------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $            253      $            58
                                                                              ================      ===============






                                      AMERICAN MARKET SUPPORT NETWORK, INC.
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                                          --------                              --------
                                                2003                2002                2003                2002
                                           ----------------    ----------------    ---------------     ---------------
Revenues                                           $     -           $  31,435           $  3,060           $ 117,331
Cost of revenues                                         -                 400                800              64,020
                                           ----------------    ----------------
                                                                                   ---------------     ---------------
Gross profit                                             -              31,035              2,260              53,311

General and administrative                          15,256             115,681             35,928             140,142
                                           ----------------    ----------------    ---------------     ---------------

Loss from operations                                (15,256)            (84,646)           (33,668)            (86,831)

Other (expense) income
  Forgiveness debt                                   72,690                   -             72,690                   -
  Other                                                   -                (639)                 -              (3,024)
                                           ----------------    ----------------    ---------------     ---------------
Net income (loss)                                 $  57,434          $  (85,285)          $ 39,022           $ (89,855)
                                           ================    ================    ===============     ===============

Net loss per share:
  Net loss basic and
    Diluted                                        $    .01           $   (0.02)           $   .01           $   (0.02)
                                           ================    ================    ===============     ===============

Weighted average shares
  outstanding:
    Basic and diluted                             5,140,583           4,971,250          5,055,917           4,971,250
                                           ================    ================    ===============     ===============






                                             AMERICAN MARKET SUPPORT NETWORK, INC.
                                                    STATEMENTS OF CASH FLOWS
                                                For the Six Months Ended June 30,
                                                           (Unaudited)

                                                                                        2003                 2002
                                                                                 ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                       $  39,022          $  (89,855)
Adjustments to reconcile net income (loss) to cash used
  in operating activities:
Depreciation and amortization                                                                   -               2,650
Stock received for services                                                                     -             (93,081)
Loss on investments, net                                                                        -                  92
Debt forgiveness                                                                          (72,690)                  -
Stock issued for services                                                                   3,000                   -
Net change in:
  Accounts and other receivables                                                                -               5,000
  Accounts payable and accrued expenses                                                      (500)             91,639
                                                                                 ----------------    -----------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                                   (31,168)            (83,555)
                                                                                 ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments                                                             -              82,919
                                                                                 ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contribution to capital                                                                 31,363              (3,522)
                                                                                 ----------------    -----------------

NET INCREASE (DECREASE) IN CASH                                                               195              (4,158)
Cash, beg. of period                                                                           58               4,158
                                                                                 ----------------    -----------------
Cash, end of period                                                                      $    253            $      -
                                                                                 ================    =================

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                                                 -                   -
  Income taxes paid                                                                             -                   -

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for stockholder advances                                      $   58,204             $     -
Issuance of common stock for accrued expenses                                          $   22,260             $     -




                      AMERICAN MARKET SUPPORT NETWORK, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of American Market Support Network, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

During the quarter ended June 30, 2003, the Company issued 124,400 shares in exchange for $58,204 of amounts due to stockholders and 100,000 shares in exchange for $20,260 of accrued expenses.

During the quarter ended June 30, 2003, the Company issued 30,000 of common stock for services valued at $3,000.

NOTE 3 - FORGIVENESS OF DEBT

During the quarter ended June 30, 2003, the Company settled accounts payable and accrued expenses for cash payments below the original recorded liability. The Company recorded a gain of $72,690 related to these settlements.

NOTE 4 - SUBSEQUENT EVENT

On July 16, 2003, the Company issued 19,658,397 shares of common stock to Vito Peppitoni, the sole stockholder of Arizona Aircraft Spares, Inc ("Arizona"), a privately held corporation in exchange for 100% of the outstanding common stock of Arizona. The transaction will be accounted for as an acquisition of the Company and a recapitalization of Arizona.

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

On July 16, 2003, subsequent to the end of the second fiscal quarter, the Company purchased Arizona Aircraft Spares, Inc. ("AIRS") through a share exchange whereby AIRS became a subsidiary of the Company. In the future, the Company intends for its primary business to be conducted through AIRS. AIRS manufactures military aircraft spare parts and ground support systems for the United States Government (Air Force, Army, Navy, Marines and Coast Guard). AIRS devotes its resources to manufacturing attrition parts for the C-130, F-4, F-5, F-15, F-16, F-18, T-37, T-38, A-4, A-37 and P-3 aircrafts. AIRS specializes in airframe structures and skins, sheet metal and machined parts, plastic formed parts, windows, small and large assemblies, electronics and communication products and bonded assemblies.

Results of Operations

The Company generated revenues of $3,060 for the six months ended June 30, 2003, a significant decline over the same period last year, when the Company generated $117,331 in revenues for the six months ended June 30, 2002. The decline in revenues resulted primarily from the inability to sustain a sales force and the poor financial condition of the Company, which limited the financial resources it had available for marketing activities.

Cost of revenues for the three-month and six month period ended June 30, 2003 was nil and $800 respectively compared to $400 and $64,020 for the corresponding periods ended June 30, 2002. The reduction in cost was due to reduced business activities.

General and administrative cost for the three month period and six month ended June 30, 2003 was $15,256 and $35,928, respectively, a significant decrease over general and administrative cost of $115,681 and $140,142 during the same periods in 2002 due to reduced business activities.

The Company settled accounts payable and accrued expenses at the three month period ended June 30, 2003 and recorded a gain of $72,690 related to these debt settlements, leaving the Company with a current liability in the form of accounts payable to third parties ending June 30, 2003 at $5,087.

Liquidity and Capital Resources

Cash flow used in operating activities during the three months ended June 30, 2003 was $31,168 compared to $83,555 for the previous year.

Cash and cash equivalents, marketable securities, accounts receivable and other current assets at the period ended of June 30, 2003 amounted to $253. The Company's current liabilities of $11,087 as of June 30, 2003 are higher than its current assets of $253 as of June 30, 2002 by $10,834. The Company will require additional working capital to develop its business until it either achieves a level of revenues adequate to generate sufficient cash flows from operations; or obtain additional financing necessary to support its working capital requirements.

The Company believes it will need to secure additional debt, bridge or equity funding in order to become profitable. It cannot accurately predict the amount of its future internal cash flow and it has no source of external financing identified at present. If the Company does not raise this financing, its operation and operational plans will be hindered until funding is secured. Such inability would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is seeking to secure additional debt, bridge funding or equity funding for the Company to maintain or expand its operations. In such an attempt, the Company has recently entered into a share exchange with the sole shareholder of Arizona Aircraft Spares, Inc. and Arizona Aircraft Spares, Inc. and the Company shall change its primary business to be conducted through Arizona Aircraft Spares, Inc. which has revenues of $76,730.80 for the quarter ending March 2003.

The current liabilities has significantly decreased for the quarter ended June 30, 2003 with instruments settling outstanding amounts by forgiveness of debts and some of the liabilities have been paid out through issuance of 254,400 of the Company's restricted common stock pursuant to Regulation D of the Securities Act of 1933, as amended, which issuance occurred on May 6, 2003.

The Company has a note payable with Bulldog Capital, an unrelated entity, for $5,000. The note is unsecured and bears interest at 10%. The note was due on September 30, 2001. Currently, there is no threat of litigation on Bulldog Capital's part. The Company is in the process of finalizing a payment plan for the note with Bulldog Capital.

In the future, the Company plans to focus on growth, control expenses and reduce its debt. Arizona Aircraft Spares, Inc. is now a subsidiary of the Company after the share exchange agreement between the Company and the sole shareholder of Arizona Aircraft Spares, Inc. and Arizona Aircraft Spares, Inc. and the Company intends for its primary business to be conducted through Arizona Aircraft Spares, Inc. which provides the Company with additional business opportunities in the manufacture of military aircraft spare parts.


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Treasurer evaluated the disclosure controls and procedures of the Company as of the end of the period covered by this report and have determined that such controls and procedures are effective.

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

Item 2. Changes in Securities

Subsequent to the quarter ending June 30, 2003, on July 16, 2003, by way of a share exchange agreement entered into by the Company and Vito Peppitoni, the sole shareholder of Arizona Aircraft Spares, Inc., an Arizona corporation, the Company issued an additional 19,658,397 common shares to Vito Peppitoni, the sole shareholder of Arizona Aircraft Spares, Inc. in exchange for 1,000,000 common shares with no par value, in the capital of Arizona Aircraft Spares, Inc. owned by and registered to Vito Peppitoni. There were no broker or placement agents in this transaction. This issuance of the common stock was made in a private placement in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and a comparable exemption for sales to "accredited" investors under state securities laws. The issuance was made to an accredited investor as with knowledge of the Company, no general solicitation was made by the Company or any person acting on the Company's behalf, the securities were subject to transfer restrictions and contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 3, 2003, Stockholders owning 2,755,000 shares of the Company's common stock or 52.7% of the outstanding shares of common stock acting by written consent approved the amendment to the Company's articles of incorporation to (a) increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 shares and (b) increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000 shares.

On July 16, 2003, prior to the share exchange with the sole stockholder of Arizona Aircraft Spares, Inc., a total of 2,703,000 shares of the Company's common stock or 51.6% of the outstanding shares acting by written consent approved an amendment to the Articles of Incorporation of the Company to change the name to "Arizona Aircraft Spares, Inc." The Company intend to file this amendment after August 27, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on 8-K

     (a)       Exhibits
               --------

     31.1      Certification of the CEO under the Sarbanes-Oxley Act

     31.2      Certification of the CFO under the Sarbanes-Oxley Act

     32        Certification of the CEO & CFO under the Sarbanes-Oxley Act

     (a)       Reports on Form 8-K

     The Company filed the following reports:

Date of Report    Date of Event     Item reported
--------------    -------------     -------------
July 16, 2003     July 16, 2003     The Company reported entering  into a  Share
                                    Exchange Agreement with Vito Peppitoni, the sole shareholder of Arizona Aircraft Spares, Inc. an Arizona corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       AMERICAN MARKET SUPPORT NETWORK, INC.
                                                    (Registrant)


Date:  August 19, 2003                 By:  /s/ Alvie T. Merrill
                                           -----------------------------
                                           Alvie T. Merrill,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  August 19, 2003                 By:  /s/ Pertti Luhanto
                                           ------------------------------
                                           Pertti Luhanto,
                                           Chairman and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)