Form 10QSB
period 2003-09-30
ARIZONA AIRCRAFT SPARES INC
filed 2003-12-15
CIK 1141880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2003

                                          OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
___________ TO ____________.


                           Commission file number 000-49849


                            ARIZONA AIRCRAFT SPARES, INC.
                 (FORMERLY AMERICAN MARKET SUPPORT NETWORK, INC.)
                (Exact name of registrant as specified in its charter)


                  NEVADA                             88-0483722
        (State or jurisdiction of                  (IRS Employer
      incorporation or organization)             Identification No.)


                  3431 EAST HEMISPHERE LOOP, TUCSON, ARIZONA  85706
                       (Address of Principal Executive Offices)

                    Registrant's telephone number: (520)806-0666

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12 (g) of the Act:
                      Common Stock, $ .001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of September 30, 2003 the Registrant had 26,484,047 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]


                           ARIZONA AIRCRAFT SPARES, INC.
                      Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending September 30, 2003

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets:
              September 30, 2003 and December 31, 2002

              Condensed Consolidated Statements of operations:
              Three and Nine Months Ended September 30, 2003 and 2002

              Condensed Consolidated Statement of Stockholders' Equity Nine Months Ended September 30, 2003

              Condensed Consolidated Statements of Cash Flows:
              Nine Months Ended September 30, 2003 and 2002

              Notes to Condensed Consolidated Financial Statements:
              September 30, 2003

     Item 2. Management Discussion and Analysis

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 3. Defaults Upon Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements

The following Unaudited Condensed Consolidated Financial Statements as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 have been prepared by Arizona Aircraft Spares, Inc., a Nevada Corporation. The Condensed Consolidated Balance Sheets as of December 31, 2002 are audited and presented herein for comparative purposes.


                          ARIZONA AIRCRAFT SPARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 September 30     December 31
                                                     2003            2002
                                                  (Unaudited)      (Audited)

Current Assets
     Cash                                        $        452     $        595
     Accounts Receivable - Note 1                     275,283            7,292
     Inventory - Note 1                             2,694,761        2,010,752

          Total Current Assets                      2,970,496        2,018,639

Property and Equipment - Note 1
     Property and Equipment                           216,711          216,711
     Less Accumulated Depreciation                   (207,707)        (196,832)

          Total Property and Equipment                  9,004           19,879

Total Assets                                       $2,979,500       $2,038,518

See accompanying footnotes to the unaudited condensed consolidated financial statements

                              LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
     Accounts Payable - Note 3                         78,614           44,408
     Accrued Expenses                                  27,343
     Private Party Loans- Note 4                       98,000

     Note Payable - Private Placement - Note 5        260,000
     Customer Deposits - Note 6                        28,088           21,565
     Current Portion of Long Term Debt                128,066          134,067

          Total Current Liabilities                   620,111          200,040

Long-Term Liabilities - Note 7
     Note Payable - Bank                              169,048          199,592
     Note Payable - GMAC                                6,877           10,527
     Notes Payable - Unsecured Creditors              128,579          128,579
     Note Payable - Individual - Note 7               127,100          156,825
     Note Payable - Officer - Note 7                  154,036        1,151,575
     Less Current Portion of Long Term Debt          (128,066)        (134,067)

          Total Long-Term Debt                        457,574        1,513,031

          Total Liabilities                         1,077,685        1,713,071

Shareholder's Equity - Note 9
     Preferred Stock $.001 par value, 10,000,000
     Shares Authorized, No Shares Issued &
     Outstanding Common Stock $.001 Par Value -
     Note 9 Authorized Shares - 40,000,000
     Issued & Outstanding 26,484,047 & 1,000,000       26,484            1,000
     Additional Paid in Capital                     1,678,742           99,000
     Retained Earnings                                196,589          225,447

          Total Shareholder's Equity                1,901,815          325,447

Total Liabilities & Shareholder's Equity           $2,979,500       $2,038,518

See accompanying footnotes to the unaudited condensed consolidated financial statements

                          ARIZONA AIRCRAFT SPARES, INC.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF  SHAREHOLDERS' EQUITY


                                                             Additional                    Total
                                     Common      Stock         Paid In       Retained   Shareholders'
                                     Shares      Amount        Capital       Earnings      Equity
Balance at Dec. 31, 2002             1,000,000   $ 1,000     $   99,000      $ 225,447  $   325,447

Cancellation of Private Co. Shares
July 16, 2003                       (1,000,000)   (1,000)       (99,000)                   (100,000)

American Market Support Network,
Inc. Outstanding Shares Held by
Existing Shareholders at Time
of Merger                            5,225,650     5,226                        (5,226)

Net Liabilities Assumed with Merger                                             (3,840)      (3,840)

Common Stock Issued July16, 2003 For
Merger with American Market Support
Network, Inc                        19,658,397    19,658         80,342                     100,000

Common Stock Issued
For Inventory To Mr. Peppitoni         600,000       600        599,400                     600,000

Common Stock Issued
For Promissory Note - Peppitoni      1,000,000     1,000        999,000                   1,000,000

Net Loss for the Period Ended
September 30, 2003                                                             (19,792)     (19,792)

Totals as of September 30, 2003     26,484,047  $26,484      $1,678,742       $196,589   $1,901,815



See accompanying footnotes to the unaudited condensed consolidated financial statements

                                ARIZONA AIRCRAFT SPARES, INC.
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended           Nine Months Ended
                                                  September                 September , 30
                                              2003          2002           2003          2002
Revenues
      Sales - Parts & Service               $ 456,087      $ 332,932      $ 561,370     $ 675,259
      Cost of Goods Sold                      241,768        156,066        280,757       443,782

Gross Profit                                  214,319        176,866        280,613       231,477

Operating expenses:
     General and Admin Exp                    126,214         73,852        228,612       107,956
     Depreciation Expense                       3,625          3,625         10,875        10,875

Total Operating Expenses                      129,839         77,477        239,487       118,831

Income (Loss) from Operations                  84,480         99,389         41,126       112,646
      Interest Expense                         36,632          8,378         60,918        52,646
      Income taxes                                  -              -              -             -
Net Income(Loss)                            $  47,848      $  91,011      $ (19,792)     $ 60,000
 Net Income(Loss) Per Share                 $    0.00      $    0.09      $   (0.00)     $   0.06

Weighted Average Number of Common
Shares Used in the Computation of
Loss or Earnings Per Share                 26,484,047      1,000,000     12,311,782     1,000,000


See accompanying footnotes to the unaudited condensed consolidated financial statements

                              ARIZONA AIRCRAFT SPARES, INC.
                UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                                 Nine Months      Nine Months
                                                 Ended Sept.      Ended Sept.
                                                  30, 2003          30, 2002

Cash Flow From Operating Activities
Net (Loss) Income For The Period                 $   (19,792)     $     60,000
Non Cash Items Included in Income
     Depreciation                                     10,875            10,875
Changes in Current Assets (Increase) Decrease
     Accounts Receivable                            (267,991)            7,642
     Inventory                                       (84,009)             (40)
     Prepaid Expenses                                                     400
Changes in Current Liabilities
(Decrease) Increase
     Accounts Payable                                 30,366           19,799
     Accrued Expenses                                 27,343
     Customer Deposits                                 6,523            4,466
     Proceeds from Private Party Loans                98,000           (2,105)
          Cash Provided (Used) by
Operating Activities                                (198,685)         101,037
Cash Flow to Investing Activities
          Cash Provided ( Used ) in
Investing Activities                                       -
Cash Flow to Financing Activities
     Proceeds from Private Party Loan                260,000
     Payment of Principal on Note Payable - NBA      (30,544)         (27,451)
     Payment of Principal on Note Payable - GMAC      (3,650)          (5,290)
     Payments on Note Payable - Individual           (29,725)
     Proceeds from(Payments of) Loan from Officer      2,461          (55,800)
          Cash Provided (Used ) in
Financing Activities                                 198,542          (88,541)
Net Increase (Decrease) in Cash Balances                (143)          12,496
Cash Balances at Beginning of Period                     595              938
Cash Balance at End of Period                            452           13,434

Supplemental Information:
Cash paid during the period for interest              60,918           62,588
Cash paid during the period for taxes                      0                0

See accompanying footnotes to the unaudited condensed consolidated financial statements


                           ARIZONA AIRCRAFT SPARES, INC.
                  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
                            AND FINANCING ACTIVITIES

                                                 Nine Months      Nine Months
                                                 Ended Sept.      Ended Sept.
                                                  30, 2003          30, 2002

Non-cash Investing and Financing Activities:
Common stock issued in connection
with acquisition of inventory                    $   600,000      $        -
Common stock issued in exchange  for
stockholder debts                                  1,000,000               -
Acquisition:
Liabilities assumed                                    3,840               -
-Common stock issued                                   5,226               -
-Acquisition costs                                     9,066               0

See accompanying footnotes to the unaudited condensed consolidated financial statements

                           ARIZONA AIRCRAFT SPARES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2003

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-
QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 8-K, as amended.

Basis of Presentation

The consolidated financial statements include the accounts of the Registrant (formerly American Market Support Network, Inc.) and the consolidated assets and liabilities of Arizona Aircraft Spares, Inc., herein considered a wholly owned subsidiary of the Company. All significant inter-company transactions and balances
have been eliminated in consolidation.   This financial report is
the first financial report prepared and issued by Arizona Aircraft Spares, Inc. (AASI) since becoming a wholly owned subsidiary of a public entity on July 16, 2003. Prior to the merger with American Market Support Network, Inc., (AMSNI), AASI was a privately held Arizona company.

Description of the Business Activity

Arizona Aircraft Spares, Inc. (AASI), is a Nevada Corporation that specializes in manufacturing military aircraft parts for the US Air Force, Navy, Coast Guard, and Army and Marine Corp. aviation divisions. Their customers also include a number of US and Foreign private aircraft companies and friendly foreign governments. Their products are included in fixed wing and rotary aircraft and the company often provides prototype designs, assembly and subassembly contracting services. AASI has an approved MIL-I-45208A program and is considered a prime contractor to the US government.

The private company was formed in 1990 as an Arizona Corporation and 100% of the outstanding common shares were owned by Mr. Vito
Peppitoni, its CEO and President.   Mr. Peppitoni is a
mechanical engineer and founder of this company and its predecessor Vital Aircraft, Inc., a California corporation.

Merger Agreement

On July 16, 2003 American Market Support Network, Inc. (AMSNI), entered into an acquisition agreement with a small privately company Arizona Aircraft Spares, Inc. (AASI) doing business in Tucson, Arizona. The acquisition plan of reorganization filed for the quarter ended June 30, 2003 with the Securities and Exchange Commission on AMSNI's Form 10QSB describes the transaction as an acquisition and recapitalization of AASI. AMSNI issued 19,658,397 shares of its $.001 par value common stock in exchange for 100% of the outstanding shares of AASI owned by Mr. Vito Peppitoni. At the time of the merger AMNSI had 5,225,650 outstanding common shares. Mr. Peppitoni now owns approximately 81% of the combined company after the transaction. The resulting combined proforma balance sheet is presented as supplementary information to show the effect of this share acquisition agreement. The name of the public company is in the process of being changed to Arizona Aircraft Spares, Inc.

On July 16, 2003, Mr. Peppitoni entered into a series of agreements with Arizona Aircraft Spares, Inc. that was subject to the completion of the acquisition agreement with American Market Support Network, Inc. When the acquisition was completed, Mr. Peppitoni agreed 1) to transfer all of the government engineering drawings and specifications owned personally at a value set by an appraiser, 2) to transfer $600,000 of finished goods inventory and 3) to exchange $1,000,000 of his personal promissory note due from the company in exchange for additional restricted shares valued at $1.00 per share. The finished goods inventory transfer and the conversion of the promissory note took place on July 16, 2003 and the company issued 1,600,000 restricted common shares for this transaction. The engineering drawings have not yet been appraised nor the shares issued for the determined value.

Bankruptcy Filing

Arizona Aircraft Spares, Inc. filed a voluntary petition for relief under Chapter 11 of the US Federal Bankruptcy Code on July 7, 2000. The Company's plan of reorganization was first filed on November 6, 2000 and was subsequently approved by the United States Bankruptcy Court for the District of Arizona on June 19, 2001. The company's reorganization plan was approved for payment of 100% of the impaired and non-impaired debt, but resulted in restructuring the debt in some cases for payment over a ten year period. See Note 3 for a financial summary of the accounts payable treatment in the accepted plan and its results to the date of this report.

Note 1 - Summary of Significant Accounting Policies

A.  Financial Statement Presentation

The company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

B. Accounting Basis for Recording Income

Revenue for products and services sold is recorded on the accrual basis and revenue is recognized at the point of sale. Cost for product development and the related overhead expense are accumulated in work in process until the customer has
accepted the contracted product.   At the date of acceptance,
income or loss is recognized on the project. At any time where a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

B. Cash Equivalents

For the purposes of the statements of cash flow, the company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There are no cash equivalents in these financial statements.

C. Accounts Receivable

Accounts Receivable is recorded at the gross sales price of the
product or services sold.    The allowance for doubtful accounts
is considered unnecessary by management since the US Government is the main customer and no commercial losses have been experienced in many years.

D. Inventory

Inventory is recorded at cost and includes labor, material, supplies and absorbed overhead in the cost of goods sold. Because of 100% testing of products and the cost savings of multiple unit production, the company often produces more units than is needed to fill an order. This excess production is then added to finished goods inventory at cost and is used to fill future orders. Mr. Peppitoni transferred $1,750,000 worth of finished goods inventory during 1997 and $600,000 worth of finished goods inventory on July 16, 2003 from his previous company, Vital Aircraft, Inc. and provided the valuations of this inventory to the company.

Obsolete inventory and inventory write-down adjustments are charged to cost of goods sold and carrying value of inventory is reduced when management becomes aware that the value of an inventory item has been impaired or becomes worthless.
Worthless inventory is disposed of as scrap.

Inventory at the end of each period is as follows:

Period Ended                     September 30, 2003     December 31, 2002
Description
Finished Goods                    $2,286,486              $1,668,748
Work in Process                      279,832                 224,622
Staging Goods                         49,064                  42,523
Raw materials & Parts                 79,339                  74,859

Total Inventory                   $2,694,761             $2, 010,752

E. Property, Equipment and Depreciation

Fixed assets are recorded at actual cost and are depreciated using straight line method over a 3 to 7 year useful life for equipment and software. Tax depreciation is equal to book depreciation for the periods ended September 30, 2003 and December 31, 2002. The following table presents a summary of the company's fixed assets.

Period Ended                     September 30, 2003     December 31, 2002
Description
Equipment & Machinery                $182,647              $182,647
Office Equipment                       26,016                26,016
Leasehold Improvements                  8,048                 8,048
     Total Fixed Assets               216,711               216,711
Less Accumulated Depreciation        (207,707)             (196,832)

Net Fixed Assets                     $  9,004              $ 19,879

F. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These decisions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G. Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (Statement 109). Statement 109 requires that deferred income taxes be recognized for tax consequences of "temporary differences" by applying enacted statutory income tax rates applicable to future years to the difference between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

The Company filed for Sub Chapter S tax treatment in the formation year which resulted in all tax aspects of the company to be taxed to the shareholder for the year ended December 31, 2002. There are no income tax expenses or deferred taxes from the results of operations because of this tax treatment and there are no recorded operating loss carryovers or tax credits available to the corporation for the year ended December 31, 2002 or any prior years.

When the Company merged with AMSNI it became a regular C corporation and its earnings are now subject to tax at the corporate level. The anticipated Federal and State Combined rate is estimated at 39.0% for future periods, but does not result in any tax for the current period. There are no significant other tax attributes for the current period of operations.

H. Leased Employees

The company leases its employees from Barrett Business Services, Inc., a firm that provides the full cost of employment wages and taxes for the employer. All payroll taxes, benefits, and carrying costs are paid by the leasing company. No accruals for unpaid taxes or payroll are included in these statements and all unpaid expenses billed and unpaid by the leasing company have been included in accounts payable.

I.  New Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts ( collectively referred to as derivatives ) and for hedging activities under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In May 2003, the FASB issued Statement No.150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

Note 2 - Employee Loans

The company loans funds to employees for various reasons and recovers these funds through payroll deductions. These loans which total $5,419 are included in accounts receivable.

Note 3 - Accounts payable

Arizona Aircraft Spares, Inc. filed for Chapter 11 bankruptcy protection on July 7, 2000 and the court approved their plan on June 19, 2001. At the time of filing, the outstanding accounts payable to creditors totaled $145,579. This amount was impaired by the court and the company was ordered to complete payment in full to all of the creditors over a period that ranged from seven to ten years. The payment requires that the company pay into an interest bearing account the amount of $2,517 per month and to disburse the funds quarterly to the creditors until all creditors have been paid in full. The company has made payment to one of these creditors in the amount of $17,000 but has not yet made payment to all other creditors. See Note 7.A. for additional treatment of National Bank of Arizona long term debt. Unpaid rent is included in accounts payable and was impaired equally with other unsecured creditors.

Period Ended                         September 30, 2003     December 31, 2002
Pre Chapter 11 - LT Debt                 $128,579              $128,579
Post Chapter 11 - Current                  78,614                44,408
Total Accounts Payable                   $207,193              $172,987

Note 4 -  Related  Party Loans

The company has solicited private placement loans from family, employees and acquaintances in order to provide working capital for operations. These notes are non interest bearing and are short term demand notes. The total outstanding debt at September 30, 2003 was $98,000.

Note 5 - Note Payable - Performance Funding, Inc.

On January 29, 2003 the company entered into an agreement with a financial resources group to procure financing for the company. The engagement involved preparation of financing documents and sourcing funds for the company. The agreement required an up-front payment of fees that would be earned when the funds were received and the company advanced fees in the amount of $20,000 to the resources group. The prepaid finance fees have been charged to expense during the current period.

On May 1, 2003, the Company entered into an agreement with Performance Funding, LLC, a Phoenix, Arizona company, to procure operating capital for the company. On May 1, 2003, Performance Funding loaned the Company $260,000 in a ninety day promissory note that was due on August 1, 2003, and subsequently was extended to December 31, 2003. The note carries interest at the rate of 24.5% per annum and contains a late payment penalty of 25% of any late payment. Payments are due monthly for interest only on the first day of each month. This loan is secured by equipment valued at $656,445 which is owned personally by Mr. Peppitoni and his predecessor corporation, VAP Investments, LLC. The loan is personally guaranteed by Mr. Peppitoni and corporately guaranteed by VAP Investments, LLC. and Arizona Aircraft Spares, Inc. The loan was extended by the maker on a month to month basis until the company is able to arrange refinancing and pay off the loan from other sources. AASI and Mr. Peppitoni are negotiating with other financial groups to provide the financing for the payoff.

Note 6 - Customer Deposits

The company requires that its non-government customers prepay most contracts with an upfront payment of 50% of the contract amount for items to be manufactured. Customer deposits are then classified as revenue when the product has been accepted by the customer. Items from finished goods inventory are delivered and billed when ordered.

Note 7 - Long Term Liabilities

A.  Note Payable - National Bank of Arizona

The National Bank of Arizona promissory note in the original amount of $300,000 was borrowed on December 8, 1997. The note bears interest at 11% per annum and had a maturity of March 8, 1998, but was extended many times until July 7, 2000, the date of filing for bankruptcy protection by the company. Due to this filing, this note was refinanced as ordered by the court on June 19, 2001 when the accrued interest and principal was established to be $254,000. The refinanced note requires payments of $5,146.42 per month, including interest at 11% per annum, until the note is retired. The present retirement date of this note is expected to be December 31, 2006. The current portion of principal payment on this debt is $34,494. This note is secured by a lien on all equipment, inventory, and accounts receivable of the company that is currently owned or acquired after December 8, 1997.

B. Note Payable - GMAC

On May 10, 2001 the company financed a 1998 GMC vehicle with General Motors Acceptance Corporation. The loan is a 43 month loan bearing interest at 10.75% and has monthly payments of $529.96.

C.  Note Payable - Individual

On April 7, 2001 the Company entered into an agreement to pay the amount of $246,000 to Krystal Peppitoni, the ex-wife of the CEO and a 50% stockholder of the company, for her agreement to cancel all of her shares of stock and to release her equity in the inventory consigned to the company in 1997. The agreement requires a monthly payment of $4,100 for a period of 60 months and does not bear interest.

D.  Note Payable - Officer

During 1997, Vito and Krystal Peppitoni, the shareholders, consigned inventory from their previous company to Arizona Aircraft Spares, Inc. and valued this finished goods inventory at $1,750,000. They received a promissory note for the consignment that had no payment or interest provision. Before and subsequent to this consignment various loans in cash were made to the company over the years. Mr. Peppitoni and the former Mrs. Peppitoni elected to receive payments on these notes in lieu of some of their salary over these years. On April 7, 2001, as part of their divorce settlement, Mrs. Peppitoni agreed to receive $246,000 for her share of this note and all of her interest in the company. These transactions resulted in balances due to Mr. Peppitoni of $1,151,575 on December 31, 2002. On July 16, 2003 Mr. Peppitoni converted $1,000,000 of this note into restricted common shares of the company at a rate of $1.00 per share. The balance of this loan in the amount of $154,036 is considered a long term debt because management has no intention of current repayment.

Note 8 - Long Term Liabilities

Notes payable are classified into two distinct categories; current notes are those that come due or mature in less than one year and long term notes that mature or come due in more than one year. The current portion of long-term debt is the principal portion of the debt that is due in the next twelve months. The following table discloses the current portion and the long term debt of the Company.

TABLE OF LONG TERM DEBT


                                                                        Amt Due      Amt Due
                                      Current     Interest     Date     Sept 30      Dec. 31
Description                           Portion       Rate        Due      2003         2002
Notes Payable:
National Bank of AZ                   $ 34,494       11.0%     12/06    $ 169,048    $ 199,592
GMAC. Auto                               3,124        1.9%      6/06        6,877       10,527
Chapter 11 Obligations                  41,248          0       7/12      128,579      128,579
Note K Peppitoni                        49,200          0       4/06      127,100      156,825
Note -  Vito Peppitoni                       0          0          0      154,036    1,151,575
Total                                 $128,066                          $ 585,640    $1, 647,098



Note 9 - Common Stock and Additional Paid In Capital

On July 16, 2003 the company entered into a merger agreement with American Market Support Network, Inc. (AMSNI), and AMSNI issued 19,658,397 shares of its $.001 par value common stock in exchange for 100% of the outstanding shares of AASI owned by Mr. Vito Peppitoni. On July 16, 2003 Mr. Peppitoni converted $1,000,000 of his personal promissory note into restricted common shares of the company at a rate of $1.00 per share and $600,000 worth of finished goods inventory owned by him and his previous company. These transactions resulted in 21,258,397 common shares of stock owned by Mr. Peppitoni, or 81% of the total outstanding shares. In accordance with Staff Accounting Bulletin Topic 5-G, the Company accounted for the contribution of the inventories by Mr. Peppitoni to the Company at Mr. Peppitoni's historical cost.

AMSNI had 5,225,650 outstanding shares at the time of the merger.

The total common shares outstanding at September 30, 2003 were 26,484,047.

Prior to the merger, AMSNI amended the Articles of Incorporation to increase the authorized common stock to 40,000,000 shares and also increased preferred stock authorized to 10,000,000 shares.

The total outstanding common stock was 1,000,000 shares at December 31, 2002, and all shares of the privately held company were owned by Mr. Peppitoni.

Note 10 - Cost of Goods Sold

All cost of materials and goods held for resale are recorded in inventory and to cost of goods sold at the lower of cost or market pricing method. Impaired values are written off to expense when management decides that the material or finished good has no reasonable expectation for sale. Many of the parts manufactured by the company are considered replacement parts for obsolete aircraft and the world continues to use aircraft long past the period of normal inventory turnover. Management feels that the inventory of the company will eventually sell because the market of replacement parts becomes smaller each day.

Cost of production employees wages are charged to cost of goods sold with full absorption of overhead cost. Therefore, the finished goods inventory will also absorb the full amount of labor and overhead costs.

Note 11 - Related Party Transactions

Mr. Vito Peppitoni, President and CEO is the only related party to the Company. Mr. Peppitoni is the controlling shareholder of AASI. The balances on the loans he has made to the company are shown in the Summary of long term debt in Note 7. On July 16, Mr. Peppitoni transferred inventory assets to the company with a total cost as provided by Mr. Peppitoni of $600,000 and converted a promissory note due to him from the company in the amount of $1,000,000 into restricted common shares. Both of these transactions resulted in the issuance of 1,600,000 restricted common shares to Mr. Peppitoni.

Mr. Peppitoni has taken a nominal salary from the company during the period January 1, 2001 through December 31, 2002. He has also taken payments on his promissory note due to him from the company to meet personal obligations. The following table describes the related party transactions that have occurred during these statement periods for Mr. Peppitoni.

Period Ended                         September 30, 2003     December 31, 2002
Description
Salary                                    $  10,500             $  29,250
Auto Usage                                    4,500                 6,000
Payments of Loan to Officer                                        13,537
Loans from Officer                            2,461
Purchase of Inventory with Shares           600,000
Conversion of Stockholder Debt to
Equity Shares                             1,000,000

Note 12 - Future Obligations

Obligations for principal payments on notes maturing in future years are as follows:

Years ending December 31:   2003              $    128,066
                            2004                   122,408
                            2005                   120,400
                            2006                    97,000

Note 13 - Future Lease Obligations

On January 1, 2003 the company extended the long-term property lease on its office space in Tucson, Arizona with rental obligations extending through April 30, 2008. The annual future obligations on this agreement are as follows:

2004     $     83,004
2005     $     83,004
2006     $     83,004
2007     $     83,004
2008     $     27,668

Note 14 - Concentrations of Credit Risks

The company maintains sums greater than $100,000 in its bank accounts from time to time. These funds exceed the Federal
Depository Insurance Corporation guarantee limits for amounts over $100,000.

Note 15 - Subsequent Events

Subsequent to the last balance sheet date of September 30, 2003, and until the date of these statements, the Company has had no material events that are significant to its operations and its financial condition.

                      ARIZONA AIRCRAFT SPARES, INC.
                        SUPPLEMENTARY INFORMATION

On July 16, 2003, Arizona Aircraft Spares, Inc., a company incorporated under the laws of the state of Arizona ("AASI-Arizona") completed an Agreement and Plan of Reorganization ("Agreement") with American Market Support Network, Inc. ("American Support") in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of American Market Support was $1. During the past several years, until the date of the merger, American Market Support was an inactive corporation with no assets and liabilities. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, American Market Support changed its name to Arizona Aircraft Spares, Inc. ("Company"), with AASI-Arizona becoming a wholly owned subsidiary of the Company.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the former AASI-Arizona stockholder was exchanged for an aggregate of 19,658,397 shares of the American Support's common stock. The value of the 5,225,650 shares of common stock retained by the American Support shareholders was the historical cost of American Market Support's net tangible assets, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement income and retained earnings. In accordance with SFAS no. 141, Arizona Aircraft Spares, Inc., the public entity, is the acquiring entity.

The total purchase price and carrying value of net assets acquired of the American Support was $1. The net assets acquired were as follows:

Assets acquired                                                 $        0
Liabilities assumed                                                  3,840
Common stock retained by American Network shareholders               5,266
Acquisition costs - applied to retained earnings                    (9,066)
Cash paid                                                                0

In accordance with SOP 98-5, the Company will charge this cost as an expense entry to retained earnings in the amount of $9,066.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following information should be read in conjunction with the financial statements and the notes thereto, as well as the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Company's merger agreement Report on Form 8-K for it. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Forward-Looking Statements

Except for historical information contained herein, the matters discussed in this form 10-qsb are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. such risks and uncertainties include, without limitation, the company's dependence on the timely development, introduction and customer acceptance of products, the impact of competition and downward pricing pressures, the ability of the company to reduce its operating expenses and raise any needed capital, the effect of changing economic conditions, risks in technology development and the effects of outstanding litigation. other factors that could cause actual results to differ materially from those set forth in such forward-looking statements include the risks and uncertainties detailed in the company's most recent form 10-ksb and its other filings with the securities and exchange commission from time to time.

General Business Description

Arizona Aircraft Spares, Inc. (AASI) is a privately held Arizona
Corporation that specializes in manufacturing military aircraft parts for the US Air Force, Navy and Army aviation divisions.
Their customers also include a number of US and Foreign private aircraft companies and friendly foreign governments. Their products are included in fixed wing and rotary aircraft and the company often provides prototype designs, assembly and subassembly contracting services. AASI has an approved MIL-I-
45208A program and is considered a prime contractor to the US government.

Results of Operations

The Company's revenues are difficult to forecast and may vary significantly from quarter to quarter. In addition the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

While the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time, if any, that new products are released and such new products and/or current products gain market acceptance. However, there can be no assurance that new products will be released by the Company, or if released that such releases will be on a timely basis; or that any products will achieve any degree of market acceptance or that such acceptance will be sustained for any significant period; or that they will be profitable, or that profitability, if any, can be sustained. Failure to complete new products on a timely basis, or lack of demand for products upon completion and distribution, would have a severe material adverse effect upon the Company.

Comparison of the Unaudited Nine Months Ended September 30, 2003
(the "2003 Period") with the Unaudited Nine Months Ended
September 30, 2002 (the "2002 Period")

During the first nine months of 2003 the Company's revenues decreased because of lack of working capital to complete a number of contracts with the US Government, some of which the Company expects to complete in the last quarter of 2003. Revenues dropped from $675,259 in the nine months ended September 30, 2002 to $561,370 in the nine months ended September 30, 2003. Sales for the third quarter of 2003 increased over the same period of 2002 because more contracted products were made available to the company from their major military customers. The Company feels that with the working capital provided in recent months from private placement lenders that the number of contracts to be completed and finished goods inventory sales in the last quarter will improve. The Government activity in war related aircraft repair contracts is on the increase and this will improve the number of contracts available to the company.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the Company's aircraft repair and replacement part business. Cost of revenues as a percentage of net revenues decreased to 50 % in the nine months ended September 30, 2003 to $280,757 as compared to $443,782 or 63% of revenue for the nine months ended September 30, 2002. Cost of sales for the third quarter of 2003 increased over the same period of 2002 to 53% of revenues as compared to 47% of revenue for the same period in 2002. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenue increases, cost of goods sold, as a percentage of revenue, should become increasingly favorable for the company. The overall increase in the cost of goods sold during the third quarter of 2003 is directly attributable to the increase in net revenues.

General and administrative (operating) expenses increased during the first nine months and third quarter of 2003 due primarily to the added cost of becoming a public entity. Administrative expenses for consultants, legal costs, audits and accounting services have all increased during these 2003 periods over 2002 and these costs are expected to increase more so in the coming months. Although the Company's general and administrative expenses are to a significant extent fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues, but has yet to complete all expense items relating to its public company status. Until these expense categories have gone full cycle, the administrative expenses will continue to rise but will become more controlled in relation to sales revenue as the company becomes well funded and revenues increase.

Net Income (Loss)

For the reasons outlined above the Company realized a net loss of $19,792 for the nine months ended September 30, 2003 as compared to a net income of $60,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003 the company earned $47,848 as compared to a net income of $91,011 during the three months ended September 30, 2002.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2002 was $595 and $452 at September 30, 2003. Cash used in operating activities during the first nine months of 2003 was $794,485 due mainly to the acquisition of inventory from the controlling stockholder, a non-cash expenditure completed by the issue of common stock. The Company has used its working capital to finance ongoing operations and the development and marketing of its aircraft repair products. Additionally, the Company expended substantial cash for professional fees and support staff required to complete its merger with the public entity. In the future, the company intends to evaluate, from time to time, acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

The Company's has a short term loan in the amount of $260,000 that is due and payable on December 31, 2003 and is currently renegotiating the terms of the agreement to extend the payment
date.   The company is also pursuing other financial resources
to augment its cash requirements for retirement of debt, expansion of operations and acquisition of suitable companies and products.

The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

Application of Critical Accounting Policies

Inventory valuation reserves

We provide for inventory obsolescence based upon assumptions concerning future demand, market conditions and anticipated timing of the release of products. If actual market conditions or future demand are less favorable than those projected by management, inventory write-downs may be required.

Non-GAAP Financial Measures

The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.
The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

Item 3.  CONTROLS AND PROCEDURES

As of September 30, 2003, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by us in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Other than as listed below there are no non-ordinary course of business legal proceedings threatened, pending or on-going.

Item 2 - Changes in Securities

     The company issued 1.6 million shares at $1.00 per share of restricted common stock to Vito Peppitoni, President, on July 16, 2003 in exchange for
(1) the transfer of all of the government engineering drawings and specifications, (2) the transfer of $600,000 of finished goods inventory owned personally by Mr. Peppitoni, and (3) the exchange of $1,000,000 of his personal promissory note due from the company.

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

A.  Exhibits

    Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications
              (1)  Certification by Vito A. Peppitoni
    Exhibit (32) Section 1350 Certifications
              (1)  Certification by Sylvia Quintero

B.  Reports on Form 8-K

     - July 16, 2003, Form 8-K for the Share Agreement between American Market Support, Inc. and Arizona Aircraft Spares, Inc., as referenced herein.

     - September 15, 2003, Amendment to the Form 8-K filed on July 16, 2003 wherein the Registrant filed the financial statements for the Share Exchange Agreeement between American Market Support, Inc. and Arizona Aircraft Spares, Inc., as referenced herein.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       ARIZONA AIRCRAFT SPARES, INC.

Date: December 15, 2003                By: /s/  Vito A. Peppitoni
                                       President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date: December 15, 2003                By: /s/  Sylvia Quintero
                                       Chief Operating Officer (Principal
                                       Accounting and Financial Officer)