Form 10KSB
period 2003-12-31
ARIZONA AIRCRAFT SPARES INC
filed 2004-04-14
CIK 1141880

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                        COMMISSION FILE NUMBER: 000-49849

                         ARIZONA AIRCRAFT SPARES, INC.
             (Exact name of Company as specified in its charter)

          Nevada                                 88-0483722
(State or jurisdiction of incorporation      (I.R.S. Employer or
            organization)                     Identification No.)

               3431 East Hemisphere Loop, Tucson, AZ 85706
            (Address of principal executive offices)  (Zip Code)

                Company's telephone number: (520) 806-0666

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                           Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2003, Common Stock, par value $0.001 per share was $4,073,308. As of December 31, 2003 the Company had 27,228,249 shares of common stock issued and outstanding, of which 6,569,852 were held by non-affiliates.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                 TABLE OF CONTENTS

PART I

ITEM 1.  Description of Business.......................

ITEM 2.  Description of Property.......................

ITEM 3.  Legal Proceedings.........................

ITEM 4.  Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................

ITEM 7.  Financial Statements.........................

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance
         with Section 16(a) of the Exchange Act...............

ITEM 10.  Executive Compensation..................

ITEM 11.  Security Ownership of Certain Beneficial
          Owners and Management....................

ITEM 12.  Certain Relationships and Related Transactions.........

ITEM 13.  Exhibits and Reports on Form 8-K...............

ITEM 14.  Controls and Procedures.....................

Signatures...................................

                                    PART I.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include underlying assumptions and other statements that are other than historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Description of the Business Activity

Arizona Aircraft Spares, Inc. (AZAA) is a Nevada Corporation that was formed in November, 2000, is now involved in the manufacturing of military aircraft parts for the US Air Force, Navy, Coast Guard, and Army and Marine Corp. aviation divisions. Its customers also include a number of US and Foreign private aircraft companies and friendly foreign governments. Its products are included in fixed wing and rotary aircraft and the company often provides prototype designs, assembly and subassembly contracting services. AZAA has an approved MIL-I-45208A program and is considered a prime contractor to the US government.

The Company also provides military spare parts to many of the U.S.'s largest Prime Contractors such as Lockheed Martin and Northrop Grumman. The flagship competitive advantage of the Company is its 11,000,000 technical drawings and specifications microfiche and CD Rom Library. This Library enables the Company to design, bid and produce a larger variety of parts than many of its competitors. The Library was assembled by the Company's President and Chief Executive Officer, Vito A. Peppitoni, at substantial cost over a 23 year period. The Library is proprietary and can not be replicated in the modern industrial era due to security clearances and changing government regulations.

Business Mission

AZAA is a Tucson, Arizona based company. Its mission is to grow and expand its business, taking advantage of the world's increasing demand for military spare parts. Its growth will be accomplished through targeted aerospace companies, increased military sales, and an expanded marketing effort in non-marketing commercial spare parts sales. Its aim is to establish AZAA as one of the premier defense spare parts manufacturers in the United States and throughout the world.

The Company will continue to grow and expand its annual sales by allocating additional resources to its international marketing efforts. The Company has manufactured military spare parts for over 40 countries to date. The Company will continue to concentrate its on-going international marketing efforts through its strategic alliances and liaison groups in Belgium, Brazil, South Korea, Taiwan, Turkey and the United Kingdom.

Acquisition Agreement

On July 16, 2003, Arizona Aircraft Spares, Inc., a company incorporated under the laws of the State of Arizona ("AASI-Arizona") entered into a Share Exchange Agreement (the "Agreement") with American Market Support Network, Inc. ("American Market Support") wherein American Market Support issued 19,658,397 shares of its $.001 par value common stock in exchange for 100% of the outstanding shares of AASI-Arizona owned by Mr. Vito Peppitoni. At the time of the share exchange American Market Support had 5,225,650 outstanding common shares. Mr. Peppitoni now owns approximately 76% of the combined company after the transaction. The name of the public company was changed to Arizona Aircraft Spares, Inc.

The private company, currently a wholly owned subsidiary of the public company of the same name, was formed in 1990 as an Arizona Corporation and 100% of the outstanding common shares were owned by
Mr. Vito Peppitoni, its CEO and President.   Mr. Peppitoni is a
mechanical engineer and founder of this company and its predecessor Vital Aircraft, Inc., a California corporation.

On July 16, 2003, Mr. Peppitoni entered into a series of agreements with Arizona Aircraft Spares, Inc. that was subject to the completion of the acquisition agreement with American Market Support Network, Inc. When the acquisition was completed, Mr. Peppitoni agreed 1) to transfer all of the government engineering drawings and specifications owned personally at a value set by an appraiser, 2) to transfer $600,000 of finished goods inventory and 3) to exchange $1,000,000 of his personal promissory note due from the company in exchange for additional restricted shares valued at $1.00 per share. The finished goods inventory transfer and the conversion of the promissory note took place on July 16, 2003 and the company issued 1,600,000 restricted common shares for this transaction. The engineering drawings have not yet been appraised.

Subsequently, the external auditors determined that the inventory of the company was overvalued at the lower of cost or market accounting method when transferred to the company in 1997 and chose to reduce the carrying cost of the inventory to the fully absorbed costing method including overhead, materials and labor and to adjust the note due to Mr. Peppitoni for the amount of adjustment to inventory. This decision resulted in a reduction in the carrying cost of the inventory of $601,099 dollars and a cancellation of the common stock issued to Mr. Peppitoni in the amount of $1,000,000 equal to 1,000,000 shares in settlement of debt on the note payable to officer. The effect of these entries was a prior year adjustment, the effect of which was reflected in the carrying cost of inventory, notes payable and equity of the private company before the merger and the net issue of 600,000 shares of restricted stock to Mr. Peppitoni after the merger.

Additionally, the external auditors determined that the finished goods inventory transferred for 600,000 shares of common stock valued at $1.00 per share was improperly valued. The decision resulted in a reduction in the carrying cost of the inventory to zero, prompting the cancellation of the July 16, 2003 issuance of 600,000 shares of common stock.

American Market Support, Inc. (The Merged Public Company)

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the former AASI-Arizona stockholder was exchanged for an aggregate of 19,658,397 shares of the American Support's common stock. The value of the 5,225,650 shares of common stock retained by the American Support shareholders is the historical cost of American Market Support's net tangible assets, which did not differ materially from its fair value.
The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement income and retained earnings. In accordance with SFAS no. 141, Arizona Aircraft Spares,
Inc., a Nevada Corporation and the public entity, is the acquiring entity.

Industry Background

The geopolitical climate throughout the world since September 11, 2001 and the necessary gearing up to meet President George W. Bush's and the United States focus on winning the war on terrorism has provided an unparallel sales and marketing opportunity for defense related companies. A review of defense budget spending provides ample evidence to the opportunities that avail a well positioned military spare parts manufacturer such as Arizona Aircraft Spares, Inc.

On average, the Company receives over 600 requests to bid on U.S. military spare parts per week and the Request for Proposals which are multi-year contracts have dramatically increased. In a Center for Defense Information publication is estimated that "The United States and its allies account for two-thirds of world military expenditures."

On May 14, 2002, in his presentation Before the Commission on the Future of the United States Aerospace Industry in Washington, D.C., Dain M. Hancock, Chairman of Lockheed Martin Aeronautics Company stated clearly "From my view, there are four significantly distinct phases that constitute the life cycle of a military aircraft program. In general terms, the phases can be described as:

     1. The concept evolution phase: which includes the elements of requirements, invention and demonstration?

     2. The development phase: where detailed design integration, testing and certification are accomplished.

     3.  The production phase: where the product is manufactured.

     4. The support and sustainment phase: which includes support of the operational users of the aircraft and providing maintenance and upgrades?"

Most important for Arizona Aircraft Spares, Inc. is an analysis of the fourth phase where military spare parts manufacturing will consume approximately 25% of each budget cycle. The analysis also provides insight to the probable lifecycle. Mr. Hancock continued to state "for complex systems today, the total systems lifecycle is in the range of 50 years or more. Production and sustainment can run from 10 to 40 years or more."

In January, 2003, the Center for National Defense stated in a news release "Spurred by the war on terror, U.S. defense spending could balloon to a whopping $480 billion a year in the next decade as the U.S. moves to modernize its military and increase their pay."

Fortune Magazine, in its April 14, 2003 issue on America's Largest Corporations, ranked aerospace and defense 15th on its total return on investment to shareholders in 2002. Total return to shareholders over the past 10 years has ranked 25 against the Fortune 500 companies. When ranked against the top Fortune 500 companies for revenues, aerospace and defense ranked 14th. Aerospace and defense has 15 of the top 1,000 companies with among the highest percentage of revenue change and percentage change in profitability. Arizona Aircraft Spares, Inc. will reflect these same changes as it grows as a publicly traded aerospace and defense company.

Competition

Arizona Aircraft Spares, Inc. is perfectly positioned to take advantage of the resurgence in defense budget spending throughout the world. Over the past several decades the number of military aviation companies qualified to manufacture military aircraft spare parts has decreased by approximately 80% particularly due to the past thirty years of shrinking budgets, acquisition of defense manufacturers by very large corporations and due to the Prime Contractors closing their manufacturing facilities. The growth by the Bush Administration over the past two years is unprecedented in recent military history. Homeland defense and the war on terrorism will continue to escalate defense budget spending in excess of the $379 billion for Fiscal Year 2003.

Arizona Aircraft Spares, Inc. has an approved MI-I-45208A program and is a prime contractor and manufacturer for the U.S. Government. The company maintains an Automated Best Value Report (quality standard rating) of 97.3% out of a possible 100%. The Company's greatest competitive advantage is its microfiche and CD Rom film Library that has over 11 million drawings and specifications on military spare parts that fit most of the U.S.'s current aircraft and ground support equipment in use today. The Company owns over 120,000 part numbers and has an established Cage Code. The Company has access to additional technical information and drawings from the U.S. Government which in today's environment is a prestigious and increasingly difficult status to obtain.

Arizona Aircraft Spares, Inc. far exceeds the majority of its competition in the number of part categories that they are qualified to bid. The following is a list of the Federal Supply
Classifications:

                    FEDERAL SUPPLY CLASSIFICATION (FSC)

1420                      Guided Missile Components
1440                      Launchers Guided Missile
1450                      Guided Missile Handing and Servicing Equipment
1560                      Airframe Structural Components
1620                      Aircraft Landing Gear Components
1650                      Aircraft Hydraulic Vacuum and De-Icing Systems
1660                      Aircraft Air Conditioning, Heating and
                          Pressuring Equipment
1680                      Miscellaneous Accessories and Components
1730                      Aircraft Ground Servicing Equipment
3040                      Miscellaneous Power Transmission Equipment
5340                      Miscellaneous Hardware

Federal Supply Classifications are identified by a numeric system. All FSC's are grouped within different types of commodities. Every part from a tape dispenser, screws, bolts and aircraft components are identified with a federal supply classification number given to it by the U.S. Government.

Arizona Aircraft Spares, Inc. has eleven FSC's which is considered significant given the current size of the company. This variety of classifications increases the number of bid requests which increases the number of and awarded contracts.

The following is Arizona Aircraft Spares, Inc.'s primary competition in the $20 million a year and under category:

Private Companies

     - Aero Engineering, Inc. was founded in 1948 and is located in Valencia, California

     - Aero Components, Inc. was founded in 1980 and is located in Fort Worth, Texas

     - International Precision, Inc. was founded in 1967 and is located in Chadworth, California

     - Airborne Technologies, Inc. was founded in 1980 and is located in Camarillo, California.

Public Companies

     - Lockheed Martin traces its roots back to 1909 and its corporate headquarters is in Bethesda, Maryland.

     - Northrop Grumman was founded in 1939 and its corporate headquarters is in Los Angeles, California.

Arizona Aircraft Spares, Inc. is the recipient of sub-contracts from the Prime Contractors listed above as well as sometimes competing directly, from time to time, on certain military spare part bids. Arizona Aircraft Spares, Inc. bids against Prime Contractors when they are aware that they can produce the spare parts less expensively than the Prime Contractors. By competitively bidding on selected contracts against the Prime Contractors, Arizona Aircraft Spares, Inc. may effectively stop its direct competitors (those under $20 million in revenues annually) from being awarded contracts that Arizona Aircraft Spares, Inc. is qualified to bid and manufacture.

Research and Development

The Company does not conduct independent research and development. The Company follows extremely specific standards from the U.S. Government on its spare parts production. Research and development is most often completed by the Prime Contractors who receive government contracts to initially create, develop and build military aircraft.

The Company will continue to expand its drawings and specifications Library to include the U.S.'s newest aircrafts including the F-22 and the Joint Strike Fighters that will emerge over the next 10 years and who will require military spare parts support over the next fifty
years.   Over the next 24 months the Company hopes to expand and
continue to concentrate its international marketing efforts on Belgium, Brazil, Saudi Arabia, South Korea Taiwan, Turkey and United Kingdom.

Employees

At Arizona Aircraft Spares, Inc. our management philosophy is based on "The Spirit of Excellence" which encompasses responsibility, hard work, and an immense desire to succeed. Below is a list of our key officers and management.

Vito Peppitoni, CEO and President

     - Mr. Peppitoni has a Bachelor Science in Mechanical Engineering from Penn State University and Master of Science in Aeronautical Engineering from the University of Pennsylvania. He has 32 years of direct experience in the aerospace industry. He previously founded a military spare parts company that grew to over $40 million in annual sales with over $20 million in military spare parts backlog in less than eight years.

Sylvia Quintero, Chief Financial Officer, Director

     - Ms. Quintero has a Bachelor of Science in Business Administration and a Master of Science in Business Administration from The University of Phoenix, Tucson, Arizona. She has over 20 years of experience in business operations, accounting, payroll, budget and financial projections. Her previous experience encompassed general ledger accounting, accounts receivable and payable management and collections. Ms. Quintero is also bilingual in English and Spanish.

Martha Greenlee, Vice President of Administration

     - Ms. Greenlee has been employed with the Company for 7 years. She has worked in supervision, production and manufacturing for over 15 years in the industry with both public and private companies. Her previous experience encompassed the supervision and coordination of an annual procurement and production budget for over $20 million.

April Robertson, Vice President of Human Resources and In-House Accounting

     - Ms. Robertson has been employed with the Company for 6 years. She has over 18 years of experience in accounting, bookkeeping and human resources with both public and private companies.

Gloria Fishback, Head of Contract Procurement

     - Ms. Fishback has been employed with the Company for 9 years. She is responsible for contract administration, contract research and current technical data support on all contracts.

Kerry Mellberg , Head of Quality Control

     - Mr. Mellberg a graduate engineer. He is responsible for the coordination, planning and production of document maintenance as well as for production documentation analysis.

Kent Lorrenz, Head of Engineer

     - Mr. Lorrenz has a degree in manufacturing engineering. He is responsible for design engineering of laser precision cutting, scribing and drilling ceramics, metals, wood and plastic components.

Gregory McFadden, Head of Production Control

     - Mr. McFadden trained in the US Air Force for 21 years and retired in 2003. He has experience in aircraft structures, precision fabrication, interiors, cabinets, estimating, planning and manufacturing engineering.

Larry Korby, Head of Manufacturing, Machine and Tool Shop.

     - Mr. Korby is a graduate of Dunwoody Industrial Institute. He has a business management degree and was previously a general supervisor with Hughes Aircraft and General Electric where he supervised over a hundred skilled fabricators.

Management believes that as publicly traded company, in this current geopolitical climate throughout the world, Arizona Aircraft Spares, Inc. represents an excellent platform for individual investors to participate in the Company's strategic plan which interfaces with homeland security and national defense.

Item 2. Description of Properties

Arizona Aircraft Spares, Inc. is located in the Tucson International Business Park which is approximately one mile from the Tucson International Airport and approximately three miles from Davis-
Monathan Air Force Base.   The property is a 14,400 square foot
industrial building with approximately 1800 square foot of office space and located on one commercial acre of land. It is strategically located across the street from Raytheon Missile Systems research and engineering facility which is housed in a 150,000 square foot building. The company has leased the property for the past eight years and has an option to purchase the building at what management considers a bargain price. The monthly rent is $6,917, and the company pays all property taxes, insurance and maintenance.
Rent expense was $83,004 for each of the years ended December   31,
2003 and 2002, respectively.

Item 3. Legal Proceedings

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge,
no such action by or against the Company has been threatened.   The
Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. Arizona Aircraft Spares, Inc., the Arizona subsidiary, filed a voluntary petition for relief under Chapter 11 of the US Federal Bankruptcy Code on July 7, 2000. The Company's plan of reorganization was first filed on November 6, 2000 and was subsequently approved by the United States Bankruptcy Court for the District of Arizona on June 19, 2001. The company's reorganization plan was approved for payment of 100% of the impaired and non-impaired debt, but resulted in restructuring the debt in some cases for payment over a ten year period. See footnotes to the financial statements for a financial summary of the accounts payable treatment in the accepted plan and its results to the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2003.

                                  PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC
Bulletin Board under the symbol "AZAA" and began trading on October 1, 2003.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  2.00      0.20
Quarter Ended September 30, 2003                 N/A       N/A
Quarter Ended June 30, 2003                      N/A       N/A
Quarter Ended March 31, 2003                     N/A       N/A

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                 High      Low

Quarter Ended December 31, 2002                  N/A       N/A
Quarter Ended September 30, 2002                 N/A       N/A
Quarter Ended June 30, 2001                      N/A       N/A
Quarter Ended March 31, 2001                     N/A       N/A

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, the Company's shares will most likely be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

Dividend Information

The Company has not declared or paid cash dividends on its Common Stock, or made distributions in the past. The Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Recent Sales of Unregistered Securities.

Since the merger agreement on July 16, 2003 the company has issued the following securities to its officers, employees and the general public:

On July 16, 2003 the company issued 1,244,202 shares of restricted common stock to the promoters that were engaged to represent the company during its attempt to find a public shell or to make an initial public offering. The contractors were successful in the location and negotiation of the merger candidate, American Market Support Network, Inc. and in assisting the company through the merger.

On July 16, 2003, Mr. Peppitoni entered into an agreement with
Arizona Aircraft Spares, Inc. that was subject to the completion of the acquisition agreement with American Market Support Network, Inc.
When the acquisition was completed, Mr. Peppitoni agreed to transfer
$600,000 of finished goods inventory in exchange for 600,000 restricted common shares valued at $1.00 per share. As of December 31, 2003, the external auditors determined that the finished goods inventory transferred for 600,000 shares of common stock valued at $1.00 per share was improperly valued. The decision resulted in a reduction in the carrying cost of the inventory to zero, prompting the cancellation of the July 16, 2003 issuance of 600,000 shares of common stock.

On November 19, 2003, the Board of Directors approved and filed a Form S-8 for two stock option incentive plans. The "Employee Stock Option Incentive Plan" that approved a future issue of 500,000 common share options exercisable at $.50 per share. Employee options have never been issued nor exercised as of December 31, 2003.

The approved "Non-Employee Directors and Consultants Retainer Stock
Option Plan" resulted in an approved 1,250,000 common share options exercisable at $.50 per share. In early November 2003, 100,000 five year warrants to purchase 100,000 shares of the S-8 common stock at $0.50 were issued and exercised. The company realized an investment of $50,000 from the sale of the non-restricted shares. During the three months ended December 31, 2003, five (5) consultants subscribed to purchase 1,000,000 shares of S-8 common stock at a market price of $0.50 per share for a total of $500,000.

Transfer Agent

The Company's transfer agent and registrar for common and preferred stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this document. The statements contained in this report that are
not  historical  facts,  including  without limitation,   statements
containing  the  words   "believes",   "anticipates", "estimates",
"expects", and words of similar import, constitute "forward-looking statements." Forward looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. The Company's actual results could differ materially from those anticipated for many reasons, including risks as described in this document under "Risk Factors".

Overview

The Company was incorporated in Nevada in December 2000. Since the inception it has devoted its activities to the efforts of raising capital and seeking mergers and acquisitions. The Company raised $86,125 from the sale of 861,250 shares of its Common Stock during its initial operating year with a Reg. D 504 offering conducted in the state of Nevada and completed in 2001. The investors of the Company signed subscription agreements recognizing that they understood that the purchase of securities in the Company involved risks and risk factors which were described in the offering document in a detailed manner. By signing the subscription documents, the shareholders also stated that they understood that the securities of the Company were a suitable investment only for investors of substantial financial means who have no need for initial liquidity in their investments; and that such shareholders can potentially loose part or all of their investment, which they can afford to do.

For the calendar year ending December 31, 2004, the Company plans to focus on sales growth, controlling expenses and reducing debt.
Dependent on the Company's ability to raise further capital to implement the above, the plans may have to be modified or curtailed, possibly to the extent of not being able to be carried out as to part or all of such plans. The Company may also consider any business opportunity that may involve a future merger or acquisition with a private entity having an operating business which may be providing opportunities, products or services in a different service sector from that of the Company's, as a potential business combination candidate. In the event of any possibility of future merger or acquisition, there may be probable change in control of the Company.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

CURRENT RESULTS OF OPERATIONS AND FINANCIAL STATUS

Results of Operations

The Company's revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year. In addition the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further, as a result of these factors, any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

Comparison of the Year Ended December 31, 2003 with the Year Ended December 31, 2002

During the year ending December 31, 2003 the Company's revenues increased from $843,151 for 2002 to $1,007,602 for the year ended December 31, 2003, an increase of 20% over the prior year. This increase is mainly because of the higher demand for contracts with the US Government. In addition, due to the influx of working capital, the company was able to increase its backlog of contract work for the next year, some of which the Company will be completing in the first quarter of 2004. The Company feels that with the working capital provided in recent months from private placement lenders, and from the higher number of contracts to be completed from manufacturing and finished goods inventory sales, will improve throughout the following year. The Government activity in war related aircraft repair contracts is on the increase and will improve the number of contracts available to the company.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the Company's aircraft repair and replacement part business. Cost of goods sold as a percentage of net revenues increased to 55 % in the year ended December 31, 2003 to $557,658, as compared to $445,195 or 53% of revenue for the year ended December 31, 2002. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increase, cost of goods sold as a percentage of revenue should become more and more favorable for the company. The overall increase in the cost of goods sold during 2003 is directly attributable to the increase in net revenues.

General and administrative (operating) expenses increased during 2003 due primarily to the added cost of becoming a public entity. Administrative expenses for consultants, legal costs, audits and accounting services have all increased during these 2003 periods over 2002 and these costs are expected to increase more so in the coming months. Although the Company's general and administrative expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues, but has yet to complete all expense items relating to its public company status. Until these expense categories have gone full cycle, the administrative expenses will continue to rise, but will become more controlled, in relation to sales revenue as the company becomes well funded and revenues increase. During 2003, total operating expenses, net of those absorbed in cost of sales, increased to $442,729 from $307,993 in 2002.

Interest expense increased by $102,568 due to private placement loans that were used to increase sales and backlog. Consulting and legal expense increased to $95,881 in 2003 from $6,650 in 2002, mainly due to the expense of the merger and the public company operating cost. These expenses will tend to decrease in the year 2004 because merger expenses are now behind us. These costs were the major causes of increased General and Administrative costs in the 2003 year.

Net Income (Loss)

For the reasons outlined above the Company realized a net loss of $122,667 for the year ended December 31, 2003 as compared to a net income of $62,649 for the year ended December 31, 2002. The 2003 loss is also caused by the substantial increases in costs as mentioned above.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2003 was $545 and $595 at December 31, 2002. However, the current assets of the company increased from $1,417,916 at December 31, 2002 to $1,798,930 at December 31, 2003; a sign of increased available working capital from operations and available assets for operations. Cash used in operating activities during the year ended December 31, 2003 was $788,821 due mainly to increases in accounts receivable from large sales close to the year end and the acquisition of inventory. The Company has used its working capital to finance ongoing operations and the development and marketing of its aircraft repair products. Additionally, the Company expended substantial cash for professional fees and support staff required to complete its merger with the public entity. In the future, the company intends to evaluate, from time to time, acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

As of December 31, 2003, the Company has $362,869 of notes that mature within the first eight (8) months of 2004. Of the various notes, a short term loan in the amount of $264,868 that is due and payable on December 31, 2003. The Company is charged a penalty of 25% on any late payments. As of this 10-KSB filing, the Company was in default of the note balance and was subject to a $66,086 late payment and a 16.5 increase on the current interest rate of 24.5% to 41%. The lender has not imposed upon AZAA the 25% nor change the interest rate to 41%. The Company is currently renegotiating the terms of the agreement to extend the payment date and is making large payments on this note
with available cash.   The company is also pursuing other financial resources
to augment its cash requirements for retirement of debt, expansion of operations and acquisition of suitable companies and products.

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133, to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

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

Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized. There can be no assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Potential Fluctuations in Annual Operating Results

The Company's annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: seasonal trends; introduction of new government regulations and building standards; local, state and federal government procurement delays; general economic conditions, and economic conditions specific to the aircraft and military markets. The Company's annual results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Such accounting treatment can have a material impact on the results for any quarter.

Limited Public Market, Possible Volatility of Share Price

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol AZAA. As of December 31, 2003, there were approximately 27,228,249 shares of common stock outstanding, of which approximately 6,325,650 were tradable without restriction under the Securities Act. There can be no assurances that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general, could have a material effect on the volatility of the Company's stock price.

Management of Growth

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional manufacturing and sales personnel. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Company believes that its military and commercial market penetration will be a critical factor to its future success. Particularly, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, engineering and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees, has resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully, or to implement and maintain adequate financial and management controls and procedures. Any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends on its ability to address potential market opportunities and to manage its expenses to match its ability to finance its operations. The need to control its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to control its expenses effectively, the Company's business, results of operations, and financial condition will be adversely affected.

Risks Associated with Acquisitions.

As part of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Company will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, exposure to unknown liabilities of the acquired companies, additional acquisition costs and unanticipated expenses. The Company's quarterly and annual operating results may fluctuate due to the costs and expenses of acquiring and integrating new businesses or technologies. The Company may also experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses. The Company's ongoing business may be disrupted and its management's time and attention diverted and the Company may be unable to integrate successfully.

Item 7. Financial Statements

Comparative Audited Financial Statements as of and for the year ended December 31, 2003, and for the year ended December 31, 2002 are presented in a separate section of this report following Part IV.

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                   FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003

                    FORMING A PART OF ANNUAL REPORT
            PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                    ARIZONA AIRCRAFT SPARES, INC.

                    INDEX TO FINANCIAL STATEMENTS

                                                                         Page
Report of Independent Certified Public Accountants                      F-3-4
Consolidated Balance sheets at December 31, 2003                          F-5
Consolidated Statements of Operations for the years
ended December 31, 2003 and 2002                                          F-6
Consolidated Statements of Stockholders' Equity for
the two years ended December 31, 2003                                     F-7
Consolidated Statements of Cash flows for the years
ended December 31, 2003 and 2002                                          F-8
Notes to Consolidated Financial Statements                        F-9 TO F-24

                   RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                       CERTIFIED PUBLIC ACCOUNTANTS

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Arizona Aircraft Spares Inc.
Tucson, AZ


We have audited the accompanying consolidated balance sheet of Arizona Aircraft Spares Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company, as of the year ended December 31, 2002 were audited by other auditors whose report dated August 25, 2003, on those statements included an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arizona Aircraft Spares Inc. (Formerly American Market Support Network, Inc.) as of December 31, 2003, and the results of its operations, stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note K, the Company restated the consolidated statements of operations, and cash flows for the year ended December 31, 2002


/s/ RUSSELL BEDFORD STEFANOU MIRCHADANI LLP
New York, New York                Russell Bedford Stefanou Mirchandani LLP
February 27, 2004


                           DAVID L. SHOREY, P.C.
                       Certified  Public  Accountant


                        INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Arizona Aircraft Spares, Inc.
Tucson, Arizona

     We have audited the accompanying comparative balance sheet of Arizona Aircraft Spares, Inc., an Arizona corporation (the "Company") as of December 31, 2001, December 31, 2002 and March 31, 2003 and the related comparative statements of income, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such comparative financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, December 31, 2002 and March 31, 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

August 25, 2003


/s/David L. Shorey, CPA

6959 East Wild Canyon Place
Tucson, Arizona 85750 - 6195              Phone 520-577-9643 Fax 520-577-2585



                         ARIZONA AIRCRAFT SPARES, INC.
                         CONSOLIDATED  BALANCE SHEET
                              DECEMBER 31, 2003

                                    ASSETS

Current Assets
Cash                                                              $       545
Accounts receivable (Note A)                                          558,514
Prepaid expenses, net                                                  15,000
Inventory (Note A)                                                  1,224,871
Total current assets                                                1,798,930
Property and Equipment, net (Note C)                                   10,779
                                                                  $ 1,809,709

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note D)                        265,993
Long-term debt, current portion (Note E)                              105,200
Note payable, short term (Note E)                                     362,869
Customer deposits (Note H)                                              7,042
Total current liabilities                                             741,104
Long-term debt, net of current portion (Note E)                       156,996
Long-term debt - related party, net of current portion (Note G)       576,077
Accounts payable and accrued expenses - long-term portion (Note D)    123,579

                                                                    1,597,756

Commitments and contingencies (Note J)
Shareholder's Equity (Note I)
Preferred Stock, $.001 Par Value, 10,000 000
Shares Authorized, No Shares Issued  and
Outstanding                                                                 -
Common Stock -$.001 Par Value - Authorized
Shares - 40,000,000; Issued and
Outstanding, 27,228,249                                                27,228
Subscription receivable                                              (500,000)
Additional Paid in Capital                                            675,304
Retained Earnings                                                       9,421
Total Shareholder's Equity                                            211,953
Total Liabilities  and Shareholder's Equity                         1,809,709

The accompanying notes are an integral part of these financial statements


                        ARIZONA AIRCRAFT SPARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Year Ended
                                                            December 31
                                                         2003           2002
                                                                     (Restated)

Revenues                                               $ 1,007,602   $ 843,151

Cost of Goods Sold                                         557,658     445,195

Gross Profit                                               449,944     397,956

Operating expenses
Selling, General and Administrative                        432,209     293,493
Depreciation                                                10,520      14,500
Total Operating Expenses                                   442,729     307,993

Net income  from operating activities                        7,215      89,963

Interest Expense                                          (129,882)    (27,314)

Net (Loss) Income                                         (122,667)     62,649

Net (Loss) Earnings Per Share - basic and diluted            (0.01)       0.06

Weighted average number of common shares used in
the computation of Loss or Earnings Per Share           14,892,600   1,000,000

The accompanying notes are an integral part of these financial statements


                          ARIZONA AIRCRAFT SPARES, INC.
                  Consolidated Statement of Stockholders' Equity
                           For the two years ended
                              December 31, 2003



                                                                                                              Total
                                  Common Stock per Schedule                                               Stockholders'
                                                               Additional      Subscription    Retained      Equity
                                                              Paid In Capital   Receivable     Deficit    (Deficiency)
                                   Shares        Amount
Balance at December 31,
2001 (Restated)                     1,000,000    $     1,000    $    99,000      $        -    $   69,439  $   169,439

Net Loss                                                                                           62,649       62,649

Balance at December 31,
2002 (Restated)                     1,000,000          1,000         99,000               -       132,088      232,088

Cancellation of private
company shares July 16, 2003       (1,000,000)        (1,000)         1,000                                          -

American Market Support
Network, Inc outstanding
shares held by existing
shareholders at time of merger      5,225,650          5,226                                                     5,226

Common stock issued July
16, 2003  in connection
with merger with American
Market Support Network, Inc        19,658,397         19,658        (19,658)                                         -

Common stock issued for
inventory to related party            600,000            600        599,400                                    600,000

Cancellation of  common
stock  issued in
connection with
acquisition of inventory             (600,000)          (600)      (599,400)                                  (600,000)

Common stock issued for
previously  incurred
debt to related party               1,000,000          1,000        999,000                                  1,000,000

Cancellation of common
stock previously issued
to Company officer                 (1,000,000)        (1,000)      (999,000)                                (1,000,000)

Common stock issued in
exchange for services
rendered                              100,000            100         59,900                                     60,000

Common stock issued in
exchange for services
rendered                            1,244,202          1,244         36,062                                     37,306

Common stock subscribed             1,000,000          1,000        499,000          (500,000)                       -

Net loss                                                                                          (122,667)   (122,667)

Balance at December 31, 2003       27,228,249         27,228        675,304          (500,000)       9,421     211,953


The accompanying notes are an integral part of these financial statements


                           ARIZONA AIRCRAFT SPARES, INC.
                       CONSOLIDATED  STATEMENTS OF CASH FLOW
                         For The Year  Ended December 31,

                                                            2003        2002
                                                                     (Restated)

Cash Flow From Operating Activities
Net Income For The Period                                 $ (122,667) $ 62,649
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                  10,520    14,500
Common stock issued for financing services                    37,320         -
Acquisition costs of American Market Support Network           9,066         -
Changes in Current Assets (Increase) Decrease
Accounts Receivable                                         (553,622)   50,468
Employee receivable                                            2,400
Prepaid expenses                                             (15,000)
Inventory                                                   (265,941)  (63,858)
Changes in Current Liabilities (Decrease) Increase
Accounts payable and accrued expenses                        124,010   129,280
Customer Deposits                                            (14,523)  (26,614)
Cash Provided (Used) by Operating Activities                (788,451)  166,425

Cash Flow to Investing Activities
Equipment Purchase, net                                       (1,420)        -
Cash Provided (Used) in Investing Activities                  (1,420)        -

Cash Flow to Financing Activities
Proceeds from issuance of notes payable, net                 362,869         -
Proceeds from sales of common stock, net                      60,000         -
Payment of principal on notes payable, net                  (104,748) (100,703)
Payment on accounts payable and accrued
expenses under bankruptcy protection                          (5,000)  (11,000)
Borrowings (Payments) from/to related party, net             476,700   (55,065)
Cash Provided (Used) in Financing Activities                 789,821  (166,768)
Net Increase (Decrease) in Cash Balances                         (50)     (343)
Cash Balances at Beginning of Period                             595       938
Cash Balance at End of Period                                    545       595

Supplemental Disclosure Of Non-Cash
Investing And Financing Activities
Interest Paid                                                129,882    27,314
Taxes paid                                                         -         -
Common stock issued in exchange for services                  37,326
Stock subscription  receivable (1,000,000
shares of common stock at $0.50 per share)                   500,000

American Market Support Network
Liabilities assumed                                            3,800
Common stock retained by existing shareholders                 5,266
Acquisition cost                                              (9,066)

The accompanying notes are an integral part of these financial statements

                         ARIZONA AIRCRAFT SPARES, INC.
                      NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

Arizona Aircraft Spares, Inc. (the "Company" or "AASI"), formerly American Market Support Network, Inc., was incorporated under the
laws of the state of Nevada   in December, 2000. The Company
specializes in manufacturing military aircraft parts for the US Air Force, Navy, Coast Guard, and Army and Marine Corp. aviation divisions. The Company also distributes its products to a number of US and foreign private aircraft companies and foreign governments.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Arizona Aircraft Spares, Inc., a company formed under the laws of Arizona in 1990. Significant intercompany transactions have been eliminated in consolidation.

Bankruptcy Filing

The Company's subsidiary, Arizona Aircraft Spares, Inc. filed a voluntary petition for relief under Chapter 11 of the US Federal Bankruptcy Code on July 7, 2000. The Company's plan of reorganization was first filed on November 6, 2000 and was subsequently approved by the United States Bankruptcy Court for the District of Arizona on June 19, 2001. The company's reorganization plan was approved for payment of 100% of the impaired and non-impaired debt, but resulted in restructuring the debt in some cases for payment over a ten year period (see Note D).

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank deposit accounts and short term, highly liquid maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost, which approximate fair value.

Accounts Receivable

Accounts receivable is reported at its fair value and, in the opinion of management, is collectible and no allowance for doubtful accounts was necessary at December 31, 2003.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No.144 (SFAS 144). The Statement requires that long lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break even operating results over an extended period. The Company evaluates the recoverability of long lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No.144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Net Loss Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2002 and 2001, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

At December 31, 2003, three customers accounted for approximately 99% of accounts receivable and the US military accounted for approximately 23% of the receivables. For the years ended December 31, 2003 and 2002, three customers accounted for approximately 98% and 92% of total revenues, respectively.

For the year ended December 31, 2003, three vendors accounted for approximately 46% of total raw material and processing expenses.

The major customer of the Company is mainly the US military. Working with the US military represents the least cash intensive growth strategy for the company, as the government systematically pays within 30 days after the company has shipped the product.

The US government demands that certain parts be made of special materials to meet the government standards. The use of certain materials or processing is often limited to a few select vendors. The Company builds into the bidding process for price escalation and specialized materials.

Inventory

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventory costs include direct labor, raw materials, and supplies and absorbed overhead. Inventories consist of four components: finished goods, work-in-process, staging
and raw materials. Components of inventories at   December 31, 2003
are as follows:

                                            2003

Finished goods                             $    865,021
Work in process                                 251,121
Staging goods                                    39,222
Raw materials                                    69,507
Inventory, net                                1,224,871

Income Taxes

The Company has adopted Financial Accounting Standard No. 109 (SFAS
109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The Company's subsidiary had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal corporate income taxes on its taxable income and was not allowed a net operating loss carryover or carry back as a deduction. Instead, the stockholders are liable for individual federal income taxes on their respective shares of taxable income or include their respective shares of the Company's net operating loss in their individual income tax returns.

Effective with the merger with American Market Support Network, Inc. (see Note B), and the election to be taxed under Sub Chapter S of the Internal Revenue Code was terminated.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (SFAS No.148), "Accounting for Stock-based Compensation- Transition and Disclosure-an amendment of SFAS 123 ". This statement amends SFAS No.123, "Accounting for stock based Compensation "to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2002. As of December 31, 2003, the Company has not issued any options

Leased Employees

During the year ended December 31, 2002, the company leased its employees from an entity that provides the full cost of employment wages and taxes for the employer. All payroll taxes, benefits, and carrying costs are paid by the leasing company. No accruals for unpaid taxes or payroll are included in these statements and all unpaid expenses billed and unpaid by the leasing company have been included in accounts payable. During the year December 31, 2003, the Company employed its employees and have filed the required tax filings for the year then ended.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the years ended December 31, 2003 and 2002.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Recent Pronouncements

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In May 2003, the FASB issued Statement No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

NOTE B- ACQUISITION AND CAPITAL RESTRUCTURE

On July 16, 2003, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with American Market Support Network,
Inc. ("AMSN") an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure.

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and the Company shall be the surviving entity. The total purchase price and carrying value of net assets acquired was $9,066. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Agreement, AMSN changed its name to Arizona Aircraft Spares, Inc.

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

The total purchase price and carrying value of net assets acquired of the American Market Support Network, Inc. was $9,066. The net assets acquired were as follows:

Assets acquired                                       $         -
Liabilities assumed                                         3,800
Common stock retained by existing shareholders              5,266
Acquisition costs                                          (9,066)
Cash paid                                                       -

In connection with the merger, AMSN shareholders retained 5,225,260 shares of ASMN common stock. The common shares were valued at $5,266, or $ .001 per share, which approximated the fair value of the shares retained and were expensed as organization costs during the year ended December 31, 2003 in accordance with Statement of Position 98-5.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with AMSN.

NOTE C- PROPERTY AND EQUIPMENT

Fixed assets are recorded at actual cost and are depreciated using straight line method over a 3 to 7 year useful life for equipment and software. Tax depreciation is equal to book depreciation for the years ended December 31, 2003 and 2002. The following table presents a summary of fixed assets as of December 31, 2003.

Equipment & Machinery                                   $ 182,647
Office Equipment                                           27,436
Leasehold Improvements                                      8,048
Total Fixed Assets                                        218,131
Less Accumulated Depreciation                            (207,352)
Net Fixed Assets                                           10,779

The Company recognized deprecation expense of $10,520 and $14,500 during the years ended December 31, 2003 and 2002, respectively in connection with these assets.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2003 are comprised of the following:

Accounts payable, net of current portion (Pre-Chapter 11)     $123,579
Accounts payable, current portion (Post-Chapter 11)             65,649
Total Accounts Payable                                        $389,228

On July 7, 2000, the Company's wholly-owned subsidiary, AASI (Arizona) filed for Chapter 11 bankruptcy protection, upon which the court approved their plan on June 19, 2001. At the time of filing for Chapter 11 bankruptcy protection, the outstanding accounts payable to creditors totaled $145,579. This amount was impaired by the court and AASI (Arizona) was ordered to complete payment in full to all of the creditors over a period that ranged from seven to ten years. The payment requires that AASI (Arizona) pay into an interest bearing account the amount of $2,517 per month and disburse the funds quarterly to the creditors until all creditors have been paid in full. As of December 31, 2003, AASI has made payment to one of these creditors in the amount of $22,000, but has not yet made payment to all other creditors (see Note E).

For cash flow purposes, the Company deems the payments made to long-term portion of accounts payable and accrued expenses as financing activity.

NOTE E - NOTES PAYABLE

Notes payable at December 31, 2003 are as follows:

24.5 % short-term note payable, original
nine month note payable amount of $260,000;
acquired on April 2003; principal and
accrued interest payable every six months
beginning in April, 2004; secured by assets
of the Company's president and guaranteed by
the Company president; the Company
negotiated an extension to December 2003.
If the note is in default, upon the option
of the holder, the Company is subject to 41%
annual interest on the unpaid principal
balance. The Company is charged a penalty of
25% on any late payments. As of the report
date of the financial statements, the
Company was in default of the note balance
and was subject to a $66,086 late payment
penalty and a 16.5 increase on the current
interest rate of 24.5% to 41%.                                   $     264,868

10 % notes payable to Company President,
shareholders and related parties due in
April 2004; unsecured and payable in April
2004; the Company issued 50,000 five-year
warrants with and exercise price of $0.10 to
the note holders in accordance with the
previously agreed upon  modification to
extend the due date of the note.                                        40,000

Eight (8) Notes payable to Company
President, shareholders and related parties;
Five (5) notes accrue  interest at 20% per
annum  and are unsecured; As of the report
date of the financial statements, the
Company was in  default of the note balance
The Company is obligated to issue a fixed
number of the Company's restricted common
stock in lieu of interest  for the remaining
three (3)  notes.; the notes are unsecured
and payable by January 2004  The Company
calculated the fair market value of the
Company's shares to be issued  over the
period the notes were outstanding  and
accrued the value of the shares due  as of
December 31, 2003.                                                     34,000

20% notes payable to Company President,
shareholders and related parties due
September 2004; unsecured and payable within
twelve months.                                                         24,000

11% note payable to Bank due December 2006;
monthly principal and interest payments of
$5,146; secured by Company's property,
equipment, inventory and accounts receivable                          140,950

10.75 % note payable to finance company due
in December 2005; monthly principal and
interest payment of $530, secured by Company
transportation equipment                                                8,496

Note Payable to former Company shareholder,
due March, 2006; unsecured and non-interest
bearing; monthly payment of principal of $4,100                       112,750

Total notes payable                                                   625,064

Less: Short-term notes payable                                        362,868

Less: Long-term debt, current portion                                 105,200

Long-term debt, net of current portion                                156,996

Aggregate maturities of long-term debt as of December 31, 2003 are as follows:

           Year                     Amount

           2004                     $     468,069
           2005                           100,777
           2006                            56,218
           Total                          625,064

NOTE F- WARRANTS

Non- Employee warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation in connection with issuance of the Company's debt.



                                     Warrants Outstanding                       Warrants Exercisable
                                                    Weighted      Weighed                    Weighted
                                    Number           Average      Average      Number        Average
Exercise                           Outstanding      Remaining     Exercise   Exercisable     Exercise
 Prices                                            Contractual     Price                       Price
                                                   Life (Years)
$     .10                           50,000             5.0        $   .10      50,000        $      .10



Transactions involving warrants issued to non-employees are summarized as follows:

                                      Number of Shares     Weighted Average
                                                              Price Per
                                                                Share

Outstanding at January 1, 2002
   Granted                                   -              $       -
   Exercised                                 -                      -
   Canceled or expired                       -                      -
Outstanding at December 31, 2002             -                      -
   Granted                              50,000                    .10
   Exercised                                 -                      -
   Canceled or expired                       -                      -
Outstanding at December 31, 2003        50,000                    .10

All options granted to non-employees are non-compensatory and the exercise prices of options are higher than the fair market value of the Company's common stock. There were no expenses and fees charged to operations for the years ended December 31, 2003

NOTE G - DUE TO RELATED PARTY

During the year 1997, the Company's President and controlling shareholder contributed certain inventory valued at $1,750,000 to the Company in exchange for a note payable. In 2001, the Company corrected the valuation of the inventory contributed in 1997 and recorded a write-down of the inventory in the amount of $601,099 and a corresponding adjustment to the note payable. The note has no interest and no formal repayment terms. As of December 31, 2003, the Company was indebted to the president for $576,077.

NOTE H - CUSTOMER DEPOSITS

The company requires that its non-government customers prepay most contracts with an upfront payment of 50% of the contract amount for items to be manufactured. Customer deposits are then classified as revenue when the product has been accepted by the customer. Items from finished goods inventory are delivered and billed when ordered. As of December 31, 2003, the Company had received deposits of $7,042.

NOTE I - STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of preferred stock, with $0.001 par value per share. As of December 31, 2003, there are no preferred shares issued and outstanding. The Company is authorized to issue 40,000,000 shares of common stock, with $0.001 par value per share. As of December 31, 2003, the Company has issued and outstanding 27,228,249 common shares.

In July, 2003, the Company issued 19,658,397 shares of common stock in connection with the merger with American Market Support Network, Inc. (see Note B).

In July, 2003, the Company issued 600,000 shares of its common stock to the Company's President and controlling shareholder in exchange inventory. In accordance with Staff Accounting Bulletin Topic 5-G, the Company accounted for the contribution of the inventories by the President at historical cost, which did not differ materially from its fair value. The Company purchased the inventory at the historical cost of $565,000. As of December 31, 2003, the Company deemed the lower of cost or market on the contributed inventory was $-0- and has reversed the issuance of the stock for inventory. As of the report date, the stock certificate was outstanding and held by the president.

In July, 2003, the Company issued 1,000,000 shares of its common stock at an agreed upon price of $1.00 per common share to the Company's President and controlling shareholder in settlement of outstanding debt due to the President. Due to a prior period adjustment on the 2001 Financial Statements regarding the outstanding debt, the President agreed to return the 1,000,000 shares of common stock. As of the report date, the stock certificate was outstanding and held by the president.

During August, 2003, the Company issued 1,244,202 shares of its restricted common stock in exchange for services provided the Company valued at $0.03 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During November 2003, the Company issued 100,000 shares of its common stock in exchange for services provided, which the Company aggregately valued at $0.60 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During December, 2003, the Company issued 1,000,000 shares of its common stock in exchange for a subscription receivable aggregating $500,000.

On July 16, 2003, the Company issued 50,000 five-year warrants with and exercise price of $0.10 to the note holders in accordance with a note payable extension agreement. As of December 31, 2003, the warrants were outstanding (see Note E).

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE J- COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its corporate offices in Tucson, Arizona under a long term lease through April, 2008. Rental expense for each of the years ended December 31, 2003 and 2002 was $83,004 and was charged to operations in the period incurred. The annual future obligations on this Lease Obligation are as follows:

     2004           $   83,004
     2005               83,004
     2006               83,004
     2007               83,004
     2008               27,668

Employment agreements

The Company has an employment agreement with the Company's Chief
Executive Officer/President. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

The Company has consulting agreements with outside contractors to provide web development and business development services. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement with written notice.

NOTE K - RESTATEMENT OF FINANCIAL STATEMENTS

During the fourth quarter of 2003, Company management determined that the certain expenditures were not recorded in the period incurred the years ended December 31, 2002 and 2001. Based on an analysis of the prior accounting, management concluded that the operating expenses relating to 2001 were understated by $60,151 and $33,208 during 2002, respectively. There is no tax impact on retained earnings as the registrant was an S-Corporation. The restatement to the December 31, 2001 and 2002 retained earnings in the accompanying consolidated statement of stockholders' equity are as follows:

Retained earnings as of December 31,
2001, as previously reported                              $129,590
Prior period adjustment to record
additional expenses                                        (60,151)

Retained earnings as of December 31,
2001, as restated                                           69,439

Net income, as previously reported                          95,857

Prior period adjustment to record
additional expenses                                        (33,208)

Retained earnings as of December 31,
2002, as restated                                           132,088

Retained earnings in the accompanying consolidated statement of stockholders' equity at December 31, 2003 have been modified from the amounts previously reported to reflect the 2002 and 2001 restatements.

The Company has restated its December 31, 2002 general and administrative expenses in the accompanying consolidated statements of operations as follows:

General and administrative expenses as
of December 31, 2002, as previously reported               $214,415
Prior period adjustment to record additional expenses        79,078

General and administrative expenses as
of December 31, 2002, as restated                          $293,493

Cost of goods sold as of December 31,
2002, as previously reported                               $491,065
Prior period adjustment to record
additional expenses                                         (45,870)

Cost of goods sold as of December 31,
2002, as restated                                          $445,195

Prior period adjustment to record additional
expenses on December 31, 2002
General and administrative expenses                          79,078
Cost of goods sold                                          (45,870)

Prior period adjustment to record
additional expenses                                         (33,208)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 30, 2003, the Company dismissed its certifying accountant, Malone & Bailey, PLLC. Their reports on the financial statements for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report for the years ended December 31, 2002 and 2001 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. (This report was on American Market Support Network, Inc. and did not include the subsidiary Arizona Aircraft Spares, Inc.) The decision to change its certifying accountant was approved by the Company's Board of Directors. During the years ended December 31, 2002 and 2001, the Company has not had any disagreements with Malone & Bailey, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Russell, Bedford, Stefanou & Mirchandani, LLP ("Russell Bedford Stefanou & Mirchandani") as its certifying accountant as of September 30, 2003 for the Company's fiscal year ending December 31, 2003. The Company has not consulted with Russell, Bedford, Stefanou & Mirchandani previously.

Item 8A Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), who is also our President and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO/President and CFO believe:

        (i)  that our disclosure controls and procedures
     are designed   to ensure that information required     to be
     disclosed by us in the reports we file under the Securities
     Exchange Act of 1934 is recorded,   processed, summarized and
     reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure;
      and

        (ii) that our disclosure controls and procedures are effective.

     (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

                                PART III.

Item 9. Directors, Executive Officers and Compliance with Section
16(A) of the Exchange Act

Compensation of Directors

Directors currently do not receive a salary for their services and are not paid a fee for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board. The Company anticipates that the Directors will be compensated for attending meetings in the future.

Executive Officers and Directors

The names and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. The directors and executive officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened. Vito Peppitoni, President/Chairman

Vito Peppitoni, CEO, President and Director

Mr. Peppitoni has a Bachelor Science in Mechanical Engineering from Penn State University and Master of Science in Aeronautical
Engineering from the University of Pennsylvania.

He has 32 years of direct experience in the aerospace industry. He previously founded a military spare parts company which eventually grew to over $40 million in annual sales and a military spare parts backlog of over $20 million in less than eight years.

Sylvia Quintero, Chief Financial Officer, Director

Ms. Quintero has a Bachelor of Science in Business Administration and a Master of Science in Business Administration from The
University of Phoenix, Tucson, Arizona.

She has over 20 years of experience in business operations, accounting, payroll, budget and financial projections. Her previous experience encompassed general ledger accounting, accounts receivable and payable management and collections. Ms. Quintero is also bilingual in English and Spanish.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the fiscal year ended December 31, 2003 and subsequent to the date of this report, the Company is unaware that any required reports were not timely filed. It is the Company's intention to ensure, where possible, complete compliance according to this Section.

Item 10. Executive Compensation

The following table sets forth certain information relating to the compensation paid by the Company during the last two calendar years to the Company's President. No executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 and prior.

                          Summary Compensation Table



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)
options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Vito Peppitoni,
President
2003           $39,000    0        0        0               0              0             0          0
2002           $29,250    0        0        0               0              0             0          0


(1) This was pursuant to the transaction between the Company and AZAA and has been noted as a restricted stock award to Mr. Peppitoni.
Item 11. Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2003 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                                                     Owner (1)

Common Stock     Vito Peppitoni                   20,258,397            76%
                 Tucson, Arizona

Common Stock     Sylvia Quintero
                 Chief Financial Officer                   0             0%

(1) Each person has sole voting power and sole right to dispose as to all of the shares shown as beneficially owned by them except as footnoted.

Item 12. Certain Relationships and Related Transactions

During the past year, unless otherwise disclosed in any other filing, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders.

Vito Peppitoni, President, CEO and Director received 19,658,397 shares of common restricted stock on July 16, 2003 in exchange for all of his ownership in the company's subsidiary Arizona Aircraft Spares, Inc. In addition, at the same date of closing on the merger, Mr. Peppitoni transferred $600,000 of inventory at fair market value to the company and received 600,000 shares of restricted common stock for the exchange. These stocks and the agreement were subsequently rescinded and the shares are to be cancelled although Mr. Peppitoni still held the certificates at year end.

Item 13. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                       December 31, 2003                 December 31, 2002

Audit Fees               $ 20,000                            $  20,000
Audit Related Fees              0                                    0
Tax Fees                        0                                    0
All Other Fees                  0                                    0
Total fees               $  20,000                           $  20,000

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of Arizona Aircraft Spares Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Arizona Aircraft Spares Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit
Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                            CERTIFICATION

I, Vito Peppitoni, certify that:

1.   I have reviewed this report on Form 10-KSB of Arizona Aircraft
Spares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure, controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  March 23, 2004

/s/ Vito Peppitoni
Vito Peppitoni, President and CEO


                           CERTIFICATION


I, Sylvia Quintero, certify that:

1.   I have reviewed this report on Form 10-KSB of Arizona Aircraft
Spares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure, controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls, or in other factors, that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  March 23, 2004

/s/ Sylvia Quintero
Chief Financial Officer

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Arizona Aircraft Spares, Inc.

Dated: March 30, 2004                  By: /s/Vito Peppitoni
                                       Vito Peppitoni, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                   Title                               Date

/s/Vito Peppitoni        CEO/Chairman of the                March 30, 2004
                         Board of Directors

/s/Sylvia Quintero       Chief Financial Officer/Director   March 30, 2004

Index to Financial Statements

                               EXHIBIT INDEX

Exhibit            Description

3.1  Articles of Incorporation of American Market Support Network,
     Inc. a Nevada corporation (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

3.2 By-laws of American Market Support Network, Inc., a Nevada corporation (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

10.1 A.T. Merrill Consulting Agreement (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

10.2 Amended A.T. Merrill Consulting Agreement (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

10.3 Legendium, Inc. Service Agreement (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB12G/A filed January 14, 2003)

10.4 A.T. Merrill Consulting Agreement dated July 1, 2002 (attached as Exhibit to this 10-KSB report).

23.1 Consent of Certified Public Accountant

31.1 Certification pursuant of Chief Executive Officer to 18 U.S.C.
     Section 1350, as adopted to Section 906 of the Sarbanes Oxley
     Act of 2002.

31.2 Certification pursuant of Chief Financial Officer to 18 U.S.C.
     Section 1350, as adopted to Section 906 of the Sarbanes Oxley
     Act of 2002.