Form 10QSB
period 2004-03-31
ARIZONA AIRCRAFT SPARES INC
filed 2004-05-24
CIK 1141880

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2004

                                         OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM -
___________ TO ____________.


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

     As of March 31, 2004 the Registrant had 29,045,928 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                          ARIZONA AIRCRAFT SPARES, INC.
                    Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending March 31, 2004

                             Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets: March 31, 2004 and December 31, 2003

Consolidated Statements of operations: Three Months Ended March 31, 2004 and
2003

Consolidated Statement of Stockholders' Equity: As of March
31, 2004 and December 31, 2003

Consolidated Statements of Cash Flows: Three Months Ended
March 31, 2004 and 2003

Notes to Consolidated Financial Statements: As of March 31,
2004 and December 31, 2003

         Item 2. Management Discussion and Analysis

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements

The following unaudited Consolidated Financial Statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared by Arizona Aircraft Spares, Inc., a Nevada Corporation. The Consolidated Balance Sheets as of December 31, 2003 are audited and presented herein for comparative purposes.


                           ARIZONA AIRCRAFT SPARES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                     March 31     December 31
                                                       2004          2003
                                                    (Unaudited)   (Audited)

ASSETS

Current Assets
     Cash                                           $    89,450    $        545
     Accounts Receivable - Note A                       268,914         558,514
     Prepaid expenses, net                               15,660          15,000
     Inventory - Note A                               1,652,486       1,224,871

          Total Current Assets                        2,026,510       1,798,930

Property and Equipment, net - Note C                      9,309          10,779

Total Assets                                          2,035,819       1,809,709

                         LIABILITIES & SHAREHOLDER'S EQUITY

Current Liabilities
Accounts Payable and accrued expenses - Note D          238,317         265,993
Long term debt, current portion - Note E                104,470         105,200
Note payable - short term - Note E                      278,948         362,869
Customer deposits - Note H                                5,392           7,042
          Total Current Liabilities                     627,127         741,104

Long-Term Liabilities - Note E
Long term debt, net of current portion                   86,896         156,996
Long term debt, related party net of current portion    576,124         576,077
Accounts payable & accrued expenses -
long term portion                                        74,665         123,579
          Total Long-Term Debt                          737,685         856,652

          Total Liabilities                           1,364,812       1,597,756

Shareholder's Equity - Note I
Preferred Stock $.001 par value; Shares
authorized:10,000,000
Shares Issued & Outstanding: -0-                              -               -
Common Stock $.001 Par Value; Shares
authorized:40,000,000
Issued & Outstanding 29,045,928 &
27,228,249                                               29,046          27,228
Subscription receivable                                (500,000)       (500,000)
Additional Paid in Capital                            1,120,425         675,304
Retained Earnings                                        21,536           9,421

        Total Shareholder's Equity                      671,007         211,953

Total Liabilities & Shareholder's Equity              2,035,819       1,809,709

See accompanying footnotes to the unaudited consolidated financial statements


                           ARIZONA AIRCRAFT SPARES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                              March 31
                                                         2004           2003
                                                       (Unaudited)  (Unaudited)

Revenues                                                $  318,532   $  77,089

Cost of Goods Sold                                         135,816      51,392

Gross Profit                                               182,716      25,697

Operating expenses:
Selling General & Administrative                           151,606      45,486
Depreciation                                                 3,100       3,625
Total Operating Expenses                                   154,706      49,111

Income (Loss) from Operating activities                     28,010     (23,414)
Interest Expense                                           (15,896)     (6,381)

Net Income (Loss)                                           12,114     (29,795)

Net Earnings (Loss) Per Share -basic & diluted                0.01       (0.03)

Weighted Average Number of Common
Shares Used in the Computation of
Earnings or Loss Per Share                              29,045,928   1,000,000

See accompanying footnotes to the unaudited consolidated financial statements

                          ARIZONA AIRCRAFT SPARES, INC.
              CONSOLIDATED STATEMENT OF  SHAREHOLDERS' EQUITY
                                (Unaudited)

                                      Common      Stock      Add'l    Subscription   Retained      Total
                                                            Paid In    Receivable    Earnings Shareholders'
                                      Shares      Amount    Capital                               Equity

Balance at December 31, 2001          1,000,000   $  1,000  $  99,000                $  69,439    $ 169,439
Net Income for the year ended
December 31, 2002                                                                       62,649      62,649

Balance at December 31, 2002          1,000,000      1,000     99,000                  132,088     232,088

Cancellation of Private Co. Shares
July 16, 2003                        (1,000,000)    (1,000)     1,000

American Market Support Network,
Inc. Outstanding Shares Held by
Existing Shareholders at
Time of Merger                        5,225,650      5,226                                          (5,226)

Common Stock Issued July16,
2003 For Merger with American
Market Support Network, Inc          19,658,397     19,658   (19,658)

Common stock issued in exchange
for services rendered                   100,000        100    59,900                                60,000

Common stock issued in exchange
for services rendered                 1,244,202      1,244    36,062                                37,306

Common stock subscribed               1,000,000      1,000   499,000     (500,000)

Net Loss for the year ended
December 31, 2003                             -          -         -            -      (122,667)  (122,667)

Balance at December 31, 2003         27,228,249     27,228   675,304     (500,000)        9,421    211,953

Restricted common shares sold to
general public - net of cost of
sale commissions                      1,817,679      1,818   445,122                               446,940

Net Income for the
three months ended March 31, 2004             -          -         -            -        12,114     12,114

Balance at March 31, 2004            29,045,928     29,046 1,120,426     (500,000)       21,536    671,007



See accompanying footnotes to the unaudited consolidated financial statements


                                ARIZONA AIRCRAFT SPARES, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOW

                                                         Three Months Ended     Three Months Ended
                                                            March 31, 2004        March 31, 2003
                                                              (Unaudited)
Cash Flow From Operating Activities
Net (Loss) Income For The Period                             $   12,114             $   (29,795)
Non Cash Items Included in Income
     Depreciation                                                 3,100                   3,625
Changes in Current Assets (Increase) Decrease
     Accounts Receivable                                        289,600                 (29,584)
     Inventory                                                 (427,615)                  6,500
     Employee loans & prepaid expenses                              660                  (5,817)
Changes in Current Liabilities (Decrease) Increase
     Accounts Payable                                           (27,676)                 34,557
     Note payable - short term                                  (83,921)
     Customer Deposits                                           (1,650)                   (494)
     Proceeds from Private Party Loans                                                   49,980
Cash Provided (Used) by Operating Activities                   (235,388)                 28,972
Cash Flow to Investing Activities

Purchase of office equipment                                     (3,050)
     Payment of prepaid finance charges                               0                 (20,000)
          Cash  ( Used ) in Investing Activities                 (3,050)                (20,000)

Cash Flow to Financing Activities
     Proceeds from sale of restricted common stock net          446,940
     Payment of Principal on Long Term Debt                     (70,100)                (11,006)
     Payments on long term debt - accounts payable              (49,544)                (11,275)
     Proceeds from(Payments of) Loan from Officer                    47                   7,972
          Cash Provided (Used ) in Financing Activities         327,343                 (14,309)
Net Increase (Decrease) in Cash Balances                         88,905                  (5,337)
Cash Balances at Beginning of Period                                545                     595
Cash Balance at End of Period                                    89,450                  (4,742)

Supplemental Information:
Cash paid during the period for interest                         15,895                   6,381
Cash paid during the period for taxes                                 0                       0


See accompanying footnotes to the unaudited consolidated financial statements


                                 ARIZONA AIRCRAFT SPARES, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Basis of Presentation

Arizona Aircraft Spares, Inc. (the "Company" or "AASI"), formerly American Market Support Network, Inc., was incorporated under the laws of the state of Nevada in December, 2000. The Company specializes in manufacturing military aircraft parts for the US Air Force, Navy, Coast Guard, Army and Marine Corp. aviation divisions. The Company also distributes its products to a number of US and foreign private aircraft companies and friendly foreign governments.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Arizona Aircraft Spares, Inc., a company formed under the laws of Arizona in 1990. Significant inter-company transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable is reported at its fair value and, in the opinion of management, is collectible without provisions for allowance for doubtful accounts as of March 31, 2004 and December 31, 2003.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No.144 (SFAS 144). The Statement requires that long lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break even operating results over an extended period. The Company evaluates the recoverability of long lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No.144 also requires assets to be disposed of and be reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Net Earnings (Loss) Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three months ended March 31, 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because the company was privately held and there were no common stock equivalents.

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

Inventory

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventory costs include direct labor, raw materials, and supplies and absorbed overhead. Inventories consist of four components: finished goods, work-in-process, staging and raw materials. Components of inventories at March 31, 2004 and December 31, 2003 are as follows:

                                          March 31, 2004     December 31, 2003

Finished goods                             $1,020,005         $      865,021
Work in process                               508,203                251,121
Staging goods                                  55,790                 39,222
Raw materials                                  68,488                 69,507
Inventory, net                              1,652,486              1,224,871

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

Effective with the merger with American Market Support Network, Inc. (see Note B), the election to be taxed under Sub Chapter S of the Internal Revenue Code was terminated.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (SFAS No.148), "Accounting for Stock-based Compensation- Transition and Disclosure-an amendment of SFAS 123 ". This statement amends SFAS No.123, "Accounting for stock based Compensation "to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2003 and the period ended March 31, 2004. As of December 31, 2003 and March 31, 2004, the Company has not issued any options.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the periods ended March 31, 2004 and 2003.

Interim Financial Statements

The accompanying balance sheet as of March 31, 2004, the statements of operations and cash flows for the three months ended March 31, 2004 and 2003 are unaudited. These unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Recent Pronouncements

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or
(2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

NOTE B- ACQUISITION AND CAPITAL RESTRUCTURE

On July 16, 2003, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with American Market Support Network,
Inc. ("AMSN") an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance, the Agreement is a recapitalization of the Company's capital structure.

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

In connection with the merger, AMSN shareholders retained 5,225,260 shares of AMSN common stock. The common shares were valued at $5,266, or $ .001 per share, which approximated the fair value of the shares retained and were expensed as organization costs during the year ended December 31, 2003 in accordance with Statement of Position 98-5.

NOTE C- PROPERTY AND EQUIPMENT

Fixed assets are recorded at actual cost and are depreciated using straight line method over a 3 to 7 year useful life for equipment and software. Tax depreciation is equal to book depreciation for the three months ended March 31, 2004 and the year ended December 31, 2003. The following table presents a summary of fixed assets..

                                          March 31, 2004     December 31, 2003

Machinery and equipment                    $  182,647          $  182,647
Leasehold improvements                         27,436              27,436
Office equipment                                9,678               8,048
Total fixed assets                            219,761             218,131
Less accumulated depreciation                (210,452)           (207,352)
Net fixed assets                                9,309              10,779

The Company recognized deprecation expense of $3,100 during the three months ended March 31, 2004 and $10,520 during the year ended
December 31, 2003 in connection with these assets.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

                                          March 31, 2004     December 31, 2003

Accts payable, net of current portion
(Pre-Chapter 11)                            $  74,665           $  123,579
Accounts payable, current portion
(Post-Chapter 11)                             238,317              265,993
Total Accounts Payable                        312,982              389,572

On July 7, 2000, the Company's wholly-owned subsidiary, AASI (Arizona) filed for Chapter 11 bankruptcy protection, upon which the court approved their plan on June 19, 2001. At the time of filing for Chapter 11 bankruptcy protection, the outstanding accounts payable to creditors totaled $145,579. This amount was impaired by the court and AASI (Arizona) was ordered to complete payment in full to all of the creditors over a period that ranged from seven to ten years. The payment requires that AASI (Arizona) pay into an interest bearing account the amount of $2,517 per month and disburse the funds quarterly to the creditors until all creditors have been paid in full. As of December 31, 2003, AASI has made payment to one of these creditors in the amount of $22,000, and during the period ended March 31, 2004 the company paid $48,914 on these debts. (see Note E).

For cash flow purposes, the Company deems the payments made to long-term portion of accounts payable and accrued expenses as financing activity.

NOTE E - NOTES PAYABLE

Notes payable at March 31, 2004 and December 31, 2003 are as follows:

                                           March 31, 2004     December 31, 2003
                                           (Unaudited)

Short-term note payable, original nine
month note payable amount of $260,000;
acquired on April 2003; principal and
accrued interest at 24.5% payable every six
months beginning in April, 2004; secured by
assets of the Company's president and
guaranteed by the Company president; the
Company negotiated an extension to
September 30, 2004.  If the note is in
default, upon the option of the holder, the
Company is subject to 41% annual interest
on the unpaid principal balance. The
Company is charged a penalty of 25% on any
late payments.                                 $  226,948          $  264,868

Notes payable to Company President,
shareholders and related parties due in
September, 2004; these notes bear interest
at 10%, are unsecured and payable in
September, 2004; the Company issued 50,000
five-year warrants with and exercise price
of $0.10 to the note holders in accordance
with the previously agreed upon
modification to extend the due date of the
note.                                              40,000              40,000

Eight (8) Notes payable to Company
President, shareholders and related
parties; Five (5) notes accrue  interest at
20% per annum  and are unsecured; As of the
report date of the financial statements,
the Company was in  default of the note
balance The Company is obligated to issue a
fixed number of the Company's restricted
common stock in lieu of interest  for the
remaining three (3)  notes.; the notes are
unsecured and payable by January 2004  The
Company calculated the fair market value of
the Company's shares to be issued  over the
period the notes were outstanding  and
accrued the value of the shares due. As of
March 31, 2004, these notes were paid in full.       -0-              34,000

Notes payable to Company President,
shareholders and related parties due
September 2004; unsecured and payable
within twelve months. These notes bear
interest at 20% per annum.                         12,000              24,000

Note payable to Bank due December 2006;
monthly principal and interest payments of
$5,146; secured by Company's property,
equipment, inventory and accounts
receivable.  This note draws interest at
20% per annum.                                     87,081             140,950

Note payable to finance company due in
December 2005; monthly principal and
interest payment of $530, secured by
Company transportation equipment. This note
draws interest at 10.75% per annum.                5,885                8,496

Note Payable to former Company shareholder,
due March, 2006; unsecured and non-interest
bearing; monthly payment of principal of
$4,100.                                           98,400              112,750

Total notes payable                              470,314              625,064
Less: Short-term notes payable                   278,948              362,868
Less: Long-term debt, current portion            104,470              105,200
Long-term debt, net of current portion            86,896              156,996

Aggregate maturities of long-term debt as of December 31, 2003 are as follows:

Year     Amount

2004     $468,069
2005      100,777
2006       56,218
Total    $625,064

NOTE F- WARRANTS

Non- Employee warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation in connection with issuance of the Company's debt.



                   Warrants  Outstanding                                Warrants  Exercisable
                          Weighted Average     Weighed                         Weighted
                             Remaining         Average                         Average
Exercise     Number       Contractual Life     Exercise      Number            Exercise
Prices    Outstanding        (Years)            Price      Exercisable           Price
$  .10     50,000            5.0               $  .10        50,000           $      .10


Transactions involving warrants issued to non-employees are summarized as follows:

                                          Number of Shares    Weighted Average
                                                              Price Per Share

Outstanding at January 1, 2003                50,000            $       0.10
   Granted                                         -                       -
   Exercised                                       -                       -
   Canceled or expired                             -                       -
Outstanding at December 31, 2003              50,000                    0.10
   Granted                                         -                       -
   Exercised                                       -                       -
   Canceled or expired                             -                       -
Outstanding at March 31, 2004                 50,000                    0.10

All options granted to non-employees are non-compensatory and the exercise prices of options are higher than the fair market value of the Company's common stock.

NOTE G - DUE TO RELATED PARTY

During the year 1997, the Company's President and controlling shareholder contributed certain inventory valued at $1,750,000 to the Company in exchange for a note payable. In 2001, the Company corrected the valuation of the inventory contributed in 1997 and recorded a write-down of the inventory in the amount of $601,099 and a corresponding adjustment to the note payable. The note has no interest and no formal repayment terms. As of March 31, 2004 and December 31, 2003, the Company was indebted to the president for $576,124 and $576,077 respectively.

NOTE H - CUSTOMER DEPOSITS

The company requires that its non-government customers prepay most contracts with an upfront payment of 50% of the contract amount for items to be manufactured. Customer deposits are then classified as revenue when the product has been accepted by the customer. Items from finished goods inventory are delivered and billed when ordered. As of March 31, 2004 and December 31, 2003, the Company had received deposits of $5,392 and $7,042 respectively.

NOTE I - STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of preferred stock, with $0.001 par value per share. As of March 31, 2004 and December 31, 2003, there are no preferred shares issued and outstanding. The Company is authorized to issue 40,000,000 shares of common stock, with $0.001 par value per share. As of March 31, 2004 and December 31, 2003, the Company has issued and outstanding 29,045,928 and 27,228,249 common shares respectively.

In July, 2003, the Company issued 19,658,397 shares of common stock in connection with the merger with American Market Support Network, Inc. (see Note B).

During August, 2003, the Company issued 1,244,202 shares of its restricted common stock in exchange for services provided the Company valued at $0.03 per share which represents the fair value of the services received and which did not differ materially from the value of the stock issued.

During the first week of November 2003, the Company issued 100,000 shares of its common stock in exchange for services provided and future considerations, which the Company aggregately valued at $0.60 per share and which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During December, 2003, the Company issued 1,000,000 shares of its common stock in exchange for a subscription receivable aggregating $500,000.

On July 16, 2003, the Company issued 50,000 five-year warrants with and exercise price of $0.10 to the note holders in accordance with a note payable extension agreement. As of March 31, 2004 the warrants were still outstanding.

During the three months ended March 31, 2004, the Company sold 1,817,679 shares of restricted common stock. The proceeds to the Company, net of commissions, equaled approximately $0.25 per share. The total amount of capital raised during the period, net of costs, was $446,940.

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

Comparison of the Unaudited Three Months Ended March 31, 2004 (the "2004 Period") with the Unaudited Three Months Ended March 31, 2003 (the "2003 Period")

During the first three months of 2004 the Company's revenues increased because of the provision of working capital to complete a number of contracts with the US Government, some of which the Company completed in the first quarter of 2004. Revenues increased from $77,089 to $318,532 for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Sales for the first quarter of 2004 increased over the same period of 2003 mainly because the Company could afford to complete more contracted products for its major military customers. The Company feels that with the working capital provided in recent months from private placement lenders , the number of contracts to be completed and sales of finished goods inventory will increase in the last quarter. The Government activity in war related aircraft repair contracts is on the increase and this will improve the number of contracts available to the Company.

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the Company's aircraft repair and replacement part business. Cost of sales as a percentage of net revenues decreased to 43 % in the three months ended March 31, 2004 to $135,616 as compared to $51,392 or 67% of revenue for the three months ended March 31, 2003. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume decreases and because labor ratios are less than optimized in manufacturing processes when revenues decrease As revenues increase, cost of goods sold as a percentage of revenue should become more favorable for the Company. The overall increase in the cost of goods sold during the first quarter of 2004 is directly attributable to the increase in net revenues.

General and administrative (operating) expenses increased during the first three months of 2004 due primarily to the added cost of becoming a public entity. Administrative expenses for consultants, legal costs, audits and accounting services have all increased during this 2004 period over the 2003 period. In addition, there are further increases expected in the coming months. Although the Company's general and administrative expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues. However, the Company has yet to complete all expense items relating to its public company status. Until these expense categories have gone full cycle, the administrative expenses will continue to rise but will become more controlled in relation to sales revenue as the company becomes well funded and revenues increase.

Net Income (Loss)

Because of the reasons outlined above, the Company realized a net income of $12,114 for the three months ended March 31, 2004 as compared to a net loss of $(29,795) for the three months ended March 31, 2003.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2004 was $89,450 and $545 at December 31, 2003. Cash used in operating activities during the first three months of 2004 was $235,388 due mainly to the acquisition of inventory from the company's suppliers to service the orders that have increased dramatically since the company became public. The Company has used its working capital to finance ongoing operations and to develop and market its aircraft spare parts products. Additionally, the Company expended substantial cash for professional fees and support staff, required to complete its merger with the public entity. In the future, the Company intends to evaluate, from time to time, acquisitions of products or companies that could complement the Company's business, expand its product line, or augment its revenues and cash flows.

The Company has a short term loan in the amount of $278,948 that is due and payable on September 30, 2004 and for which it is currently renegotiating the terms of the agreement to extend the payment date. The Company is also pursuing other financial resources to augment its cash requirements for retirement of debt, expansion of operations and acquisition of suitable companies and products. The restricted stock sale offering in foreign countries is an example of cash infusion that will provide the Company with much needed working capital to continue its expansion and sales growth into international and domestic markets.

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

Application of Critical Accounting Policies

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

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

New Accounting Pronouncements

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

Item 3.  CONTROLS AND PROCEDURES

As of March 31, 2004, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, our chief executive officer and our chief financial officer concluded that these controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2 - Changes in Securities

(a)  None.
(b)  None.
  In March 2004, the Company sold 794,718 shares of the Company for proceeds of $220,557.43 at a price of $0.2775 per share, less ten percent, for proceeds to the Company of $198,502. The issuance is considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

     In March 2004, the Company sold 1,022,961 shares of the Company for proceeds of $277,533.01, at a price of $0.2713 per share, less ten percent, for proceeds to the Company of $248,438. The issuance is considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

(d)  None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a).  Exhibits
      Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications
      (1) Certification by Vito A. Peppitoni
      (2) Certification by Sylvia Quintero
       Exhibit (32) Section 1350 Certifications
      (1)  Certification by Vito A. Peppitoni
      (2)  Certification by Sylvia Quintero

(b).  Reports on Form 8-K
      None.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       ARIZONA AIRCRAFT SPARES, INC.

Date: May 24, 2004                     By: /s/  Vito A. Peppitoni
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: May 24, 2004                     By: /s/  Sylvia Quintero
                                       Chief Operating Officer (Principal
                                       Accounting and Financial Officer)