Form 10QSB
period 2004-06-30
ARIZONA AIRCRAFT SPARES INC
filed 2004-08-23
CIK 1141880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2004

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

Yes [X] No [  ].

     As of June 30, 2004 the Registrant had 30,085,401 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                          ARIZONA AIRCRAFT SPARES, INC.
                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2004


                                 Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets: June 30, 2004 and December 31, 2003 (audited)

         Condensed Consolidated Statements of Operations: Six Months Ended June 30, 2004 and 2003
         And Three Months Ended June 30, 2004 and 2003

         Condensed Consolidated Statement of Stockholders' Equity: As of June 30, 2004

         Condensed Consolidated Statements of Cash Flows: Six Months Ended June 30, 2004 and 2003

         Notes to Condensed Consolidated Financial Statements: As of
         June 30, 2004

         Item 2. Management Discussion and Analysis

         Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of June 30, 2004 and for the six months and three months ended June 30, 2004 and 2003 have been prepared by Arizona Aircraft Spares,
Inc.   The Condensed Consolidated Balance Sheets as of December 31,
2003 are audited and presented herein for comparative purposes.

                   ARIZONA AIRCRAFT SPARES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          June 30            December 31,
                                                            2004                  2003
                                                          Unaudited            (Audited)
                      ASSETS
Current Assets
     Cash                                                $    12,982         $       545
     Accounts receivable, net                                240,770             558,514
     Prepaid expenses, net                                         -              15,000
     Inventory                                             1,621,854           1,224,871
          Total Current Assets                             1,875,606           1,798,930
          Property and Equipment, Net                          7,948              10,779
Total Assets                                             $ 1,883,554         $ 1,809,709

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                   256,719             265,993
     Long term debt, current portion                         104,470             105,200
     Note payable - short term                               294,688             362,869
     Customer deposits                                         5,392               7,042
          Total Current Liabilities                          661,269             741,104
Long-Term Liabilities
     Long term debt, net of current portion                   49,707             156,996
     Long term debt, related party, Note B                   576,124             576,077
Accounts payable & accrued expenses - long term portion       61,038             123,579
          Total Long-Term Debt                               686,869             856,652
              Total Liabilities                            1,348,138           1,597,756
Stockholders'  Equity:
    Preferred Stock $.001 par value;
Shares authorized:10,000,000
     Shares Issued & Outstanding:  None                            -                   -
    Common Stock $.001 Par Value;
Shares authorized:40,000,000
Issued & outstanding: 30,085,401 &
27,228,249 at June 30, 2004 and
December 31, 2003, respectively                               30,085              27,228
    Subscriptions receivable                                (782,500)           (500,000)
    Additional paid in capital                             1,522,637             675,304
    Accumulated deficit                                     (234,806)              9,421
Total Stockholders' Equity                                   535,416             211,953
    Total Liabilities & Stockholders'  Equity              1,883,554           1,809,709

See accompanying footnotes to the unaudited condensed consolidated financial statements



                           ARIZONA AIRCRAFT SPARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                      For the Three Months Ended           For the Six Months Ended
                                               June 30                              June 30
                                      2004                  2003           2004                 2003
Revenues                              $   78,211            $  179,047     $  396,743           $  256,136
Cost of Goods Sold                        34,413                93,869        170,229              145,261
Gross Profit                              43,798                85,178        226,514              110,875

Operating expenses:
Selling General & Administrative         268,271                56,633        419,877              102,119
Depreciation                               3,100                 3,625          6,200                7,250
Total Operating Expenses                 271,371                60,258        426,077              109,369
Income (Loss) from Operating Activities (227,573)               24,920       (199,563)               1,506
Interest Expense                         (28,768)              (40,107)       (44,664)             (46,488)
Net Loss                                (256,341)              (15,187)      (244,227)             (44,982)

Net Earnings (Loss) Per
Share -Basic & Diluted                     (0.01)                (0.01)         (0.01)               (0.05)

Weighted Average Number of
Common  Shares Used in the
Computation of Earnings or
Loss Per Share                        29,565,665             1,000,000     28,786,526            1,000,000


See accompanying footnotes to the unaudited condensed consolidated financial statements


                             ARIZONA AIRCRAFT SPARES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF  SHAREHOLDERS' EQUITY
                              AS OF JUNE 30, 2004
                                   (UNAUDITED)



                                                 Additional                                   Total
                           Common     Stock       Paid-In      Subscription  Accumulated   Shareholders'
                           Shares     Amount      Capital       Receivable     Deficit       Equity
Balance at
December 31, 2003          27,228,249  $  27,228   $  675,304   $  (500,000)  $   9,421     $    211,953
Shares issued in
exchange for cash,
net of costs                2,206,152      2,206      522,484             -           -          524,690
Shares issued in
exchange for cash
in connection with
exercise of
previously issued
employee stock options         86,000         86       42,914             -           -           43,000
Shares subscribed
by consultants and
employees                     565,000        565      281,935       (282,500)         -                -
Net loss for the
six months ended
June 30, 2004                       -          -            -              -   (244,227)       (244,227)
Balance at
June 30, 2004              30,085,401     30,085    1,522,637       (782,500)  (234,806)        535,416


See accompanying footnotes to the unaudited condensed consolidated financial statements

                           ARIZONA AIRCRAFT SPARES,  INC.
                   CONDENSED CONSOLIDATED STATEMENT OF  CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                       2004        2003

Cash  (Used) by Operating Activities                  $  (313,190)  $ (284,809)
Cash  ( Used ) in Investing Activities                     (3,369)           -
Cash Provided (Used ) in Financing Activity               328,996      285,094

Net Increase (Decrease) in Cash Balances                   12,437          285
Cash Balances at Beginning of Period                          545          595
Cash Balance at End of Period                              12,982          880

Supplemental Information:
Cash paid during the period for interest                   44,664       46,488
Cash paid during the period for taxes                           -            -

See accompanying footnotes to the unaudited condensed consolidated financial statements


                            ARIZONA AIRCRAFT SPARES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Basis of Presentation

Arizona Aircraft Spares, Inc. (the "Company" or "AASI"), formerly American Market Support Network, Inc., was incorporated under the laws of the state of Nevada in December, 2000. The Company specializes in manufacturing military aircraft parts for the US Air Force, Navy and Army aviation divisions. The Company also distributes its products to a number of US and foreign private aircraft companies and friendly foreign governments.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Arizona Aircraft Spares, Inc., a company formed under the laws of Arizona in 1990. All significant inter-company transactions have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (SFAS No.148), "Accounting for Stock-based Compensation- Transition and Disclosure-an amendment of SFAS 123 ". This statement amends SFAS No.123, "Accounting for stock based Compensation "to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2003 and the period ended June 30, 2004. As of December 31, 2003 and June 30, 2004, the Company has not issued any options.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - DUE TO RELATED PARTY

As of June 30, 2004, the Company was indebted to its President and principal shareholder for $576,124. No formal repayment terms exist.

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

General Business Description

Arizona Aircraft Spares, Inc. (AASI) is a subsidiary of a publicly held Nevada Corporation that specializes in manufacturing military aircraft parts for the US Air Force, Navy and Army aviation divisions. Their customers also include a number of US and Foreign private aircraft companies and friendly foreign governments. Their products are included in fixed wing and rotary aircraft and the Company often provides prototype designs, assembly and subassembly contracting services. AASI has an approved MIL-I-45208A program and is considered a prime contractor to the US government.

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

Comparison of the Six Months Ended June 30, 2004 (the "2004 Period") with the Six Months Ended June 30, 2003 (the "2003 Period")

Revenues:

During the first six months of 2004 the Company's revenues increased $140,607 or 55% from $256,136 to $396,743 because of the provision of working capital to complete a number of contracts with the US Government. The backlog of approved projects has increased dramatically to $735,139 in partial and incomplete aviation parts, but delivery cannot take place on many articles until approved.

The cost of the Company's production during this period is charged to work in process inventory during this delay period. When an article is approved, the order can be shipped to the buyer and will then be added to revenue. Because the Company did not have working capital prior to the last quarter of 2003, the pipe lines needed to be restocked before the sales levels could be maintained and increased significantly. Management feels confident this will occur during the period ending December 31, 2004. The Government activity in war related aircraft repair contracts is on the increase and this will improve the number of contracts available to the Company.

Cost of Sales

For the six months ended June 30, 2004, the Company's gross profit margin was 57.09% compared to 43.28% for the first six months of 2003.The Company's margins will fluctuate from period to period because absorbed overhead increases when volume decreases and because labor ratios are less than optimized in manufacturing processes when revenues decrease. As revenues increase, cost of goods sold as a percentage of revenue should become more favorable for the Company.

Selling, General and Administrative

The Company's selling, general and administrative expenses increased $ 317,758, or 311.2 %, from $ 102,119 for the six months ended June 30, 2003 to $ 419,877. for the six months ended June 30, 2004. The increase in selling, general and administrative expenses is a result of the Company's restructure as a public entity in 2003. Administrative expenses for consultants, legal costs, audits and accounting services have all increased during this 2004 period over the 2003 period. In addition, there are further increases expected in the coming months. Although the Company's general and administrative expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues. The Company has yet to complete all increased expense items relating to its public company status. Until these expense categories have gone full cycle, the administrative expenses will continue to rise but will become more controlled in relation to sales revenue as the Company becomes well funded and revenues increase.

As the Company continues to expand, it will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to employees, and grant
Company stock options to current and future employees.

Financing Expenses

The Company incurred interest expense of $ 44,664 in 2004 as compared
to $  46,488 in 2003, a decrease of $  1,824, or   3.9 %. The decrease
is a result of reduction of total debt in 2004 as compared to the similar period in 2003. As a result of the Company's anticipated growth and resulting continued need for financing, interest costs are likely to increase in the future.

Comparison of the  Three Months Ended June 30, 2004 (the "2004
Period") with the  Three  Months Ended June 30, 2003 (the "2003 Period")

Revenues

Revenues decreased $100,836 or 56% from $179,047 to $78,211 for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 because of the time scheduled for approval of first article submissions to the government.

Cost of Sales

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the Company's aircraft repair and replacement part business. Cost of sales as a percentage of net revenues decreased from 52.4% to 44.0.% in the three months ended June 30, 2004 and 2003. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume decreases and because labor ratios are less than optimized in manufacturing processes when revenues decrease. As revenues increase, cost of goods sold as a percentage of revenue should become more favorable for the Company. The overall increase in the cost of goods sold during the first half of 2004 is directly attributable to the increase in net revenues.

Selling, General and Administrative

The Company's selling, general and administrative expenses increased $ 211,638, or 373.7% to $268,271 during the three months ended June 30 2004, from $ 56,633 during the quarter ended June 30, 2003. The increase in selling , general and administrative expenses is a result of the Company's restructure as a public entity in 2003.

As the Company continues to expand, it will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and grant stock options to current and future employees.

Financing Expenses

The Company incurred interest expense of $ 28,768 in 2004 as compared to $ 40,107 in 2003, a decrease of $ 11,339, or 28.3 %. The decrease is a result of reduction of debt in 2004 as compared to the similar period in 2003. As a result of the Company's anticipated growth and resulting continued need for financing, it likely that interest costs will increase in the future.

Liquidity and Capital Resources

As of June 30, 2004, the Company had current assets of $1,875,606 and current liabilities of $661,269 which resulted in a working capital position of $ 1,214,337. As a result of our net loss of $ 244,227, increase in inventories of $396,983 and a $ 317,774 decrease in accounts receivable, our cash flow deficit from operations was $ 313,190 during the six months ended June 30, 2004. We used $ 3,369 of cash to acquire new property and equipment during the period. We met our cash requirements during the period through the private placement of $ 567,690 of our common stock.

The Company has a short term loan in the amount of $210,188 that is due and payable on September 30, 2004 and for which it is currently renegotiating the terms of the agreement to extend the payment date. The Company is also pursuing other financial resources to augment its cash requirements for retirement of debt, expansion of operations and acquisition of suitable companies and products. The restricted stock placement to sophisticated investors is an example of cash infusion that will provide the Company with much needed working capital to continue its expansion and sales growth into international and domestic markets.

Business Concentration

During the six months ended June 30, 2004, the Company recognized approximately 95 % of its revenues from sales of its products to the US Government. While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

The Company's success and on-going financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or that any such terms or conditions of any such financing would be favorable to the Company. Both the management of the Company's current growth and the expansion of the Company's current business involve financial risk and require significant capital investment.

Application of Critical Accounting Policies

On June 30, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a Company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a Company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

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

New Accounting Pronouncements

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Condensed Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors That May Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Potential fluctuations in quarterly operating results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer lighting industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter.
Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Vito Peppitoni , our Chief Executive Officer and Chairman of the Board of Directors and Sylvia Quintero, our Chief Financial Officer and member of our Board of Directors. If we lost the services of either Mr. Peppitoni or Ms. Quintero , or other key employees before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Continued Control by Current Officers and Directors

The present officers and directors own the majority of the outstanding shares of the Company's common stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

Management of Potential Growth

We anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7
under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make.
Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No.
34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation.
Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.
Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Item 3.  CONTROLS AND PROCEDURES

As of June 30, 2004, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, our chief executive officer and our chief financial officer concluded that these controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2 - Changes in Securities

(a)  None.
(b)  None.
(c) During the six months ended June 30, 2004, the Company issued a total of 2,206,152 shares of our common stock in exchange for $524,690, net of costs. The issuance is considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933. The Company also issued 86,000 shares of common stock under its employee stock option plan and received proceeds in the amount of $43,000. Common stock subscriptions outstanding for 1,565,000 shares will provide $782,500 to the Company when collected.
(d)  None.

Item 3. Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

(a). Exhibits

         Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications
         (1)  Certification by Vito A. Peppitoni
         (2)  Certification by Sylvia Quintero
         Exhibit (32) Section 1350 Certifications
        (1)  Certification by Sylvia Quintero
        (2)  Certification by Vito A. Peppitoni

(b). Reports on Form 8-K

     None.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       ARIZONA AIRCRAFT SPARES, INC.


Date: August 11, 2004                  By: /s/ Vito A. Peppitoni
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


Date: August 11, 2004                  By: /s/ Sylvia Quintero
                                       Chief Operating Officer
                                       Principal Accounting and
                                       Financial Officer

                               Exhibit 31.1

                               CERTIFICATION

I, Vito A. Peppitoni, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arizona Aircraft Spares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that
has materially affected, or is          reasonably likely to
materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 11, 2004                  By: /s/ Vito A. Peppitoni
                                       President and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


                              Exhibit 31.2

                              CERTIFICATION

I, Sylvia Quintero, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arizona Aircraft Spares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 11, 2004                  By: /s/ Sylvia Quintero
                                       Chief Operating Officer
                                       (Principal Accounting and
                                       Financial Officer)

                             Exhibit 32.1

                  CERTIFICATION OF PERIODIC REPORT

 I, Sylvia Quintero, Chief Operating Officer, of Arizona Aircraft
Spares, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 11, 2004                  By: /s/ Sylvia Quintero
                                       Chief Operating Officer
                                       (Principal Accounting and
                                       Financial Officer)


                              Exhibit 32.2

                   CERTIFICATION OF PERIODIC REPORT

I, Vito A. Peppitoni, Chief Executive Officer, of Arizona Aircraft Spares, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 11, 2004                  By: /s/ Vito A. Peppitoni
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)