Form 10QSB
period 2004-09-30
ARIZONA AIRCRAFT SPARES INC
filed 2004-11-12
CIK 1141880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                        Commission file number 000-49849

                          ARIZONA AIRCRAFT SPARES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                           88-0483722
         ------                                          -----------
 (State or jurisdiction of                     (IRS Employer Identification No.)
incorporation or organization)

                3431 EAST HEMISPHERE LOOP, TUCSON, ARIZONA 85706
                ------------------------------------------------
                    (Address of Principal Executive Offices)

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

         As of September 30, 2004 the Registrant had 35,361,151 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          ARIZONA AIRCRAFT SPARES, INC.
                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet: As of September 30, 2004

                  Condensed Consolidated Statements of Operations: Nine Months
                    Ended September 30, 2004 and 2003 And Three Months Ended September 30, 2004 and 2003

                  Condensed Consolidated Statement of Stockholders' Equity: As
                    of September 30, 2004

                  Condensed Consolidated Statements of Cash Flows: Nine Months
                    Ended September 30, 2004 and 2003

                  Notes to Condensed Consolidated Financial Statements: As of
                    September 30, 2004

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

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of September 30, 2004 and for the nine months and three months ended September 30, 2004 and 2003 have been prepared by Arizona Aircraft Spares, Inc.

                          ARIZONA AIRCRAFT SPARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    September 30
                                                                        2004
                                                                        ----
                                     ASSETS
Current Assets
     Cash                                                           $    15,372
     Accounts receivable, net                                           226,424
     Inventory                                                        1,607,357
                                                                    ------------
          Total Current Assets                                        1,849,153
          Property and Equipment, Net                                     4,848
                                                                    ------------
        Total Assets                                                $ 1,854,001
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses                               $   304,166
Note Payable - related party, Note B                                    572,124
Note payable - short term -net current portion                          352,170
                                                                    ------------
    Total Current Liabilities                                         1,228,460
                                                                    ------------

    Long term debt, net of current portion                               82,286

Commitments and Contingencies

Stockholders'  Equity:
    Preferred Stock $.001 par value; Shares authorized:10,000,000
         Shares Issued & Outstanding:  None                                  --
    Common Stock $.001 Par Value; Shares authorized:40,000,000
       Issued & outstanding: 35,361,151 at September 30, 2004            35,361
    Additional paid in capital                                        3,980,108
    Retained earnings (deficit)                                      (3,472,214)
                                                                    ------------
        Total Stockholders' Equity                                      543,255
                                                                    ------------
            Total Liabilities & Stockholders'  Equity               $ 1,854,001
                                                                    ============

              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements


                                                   ARIZONA AIRCRAFT SPARES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                          For the Three Months Ended          For the Nine Months Ended
                                                                 September 30                        September 30
                                                                 ------------                        ------------
                                                             2004              2003              2004               2003
                                                             ----              ----              ----               ----
Revenues                                               $     43,284       $    456,087      $    440,027       $    561,370
Cost of Goods Sold                                           83,914            241,768           337,449            280,757
                                                       -------------      -------------     -------------      -------------
Gross Profit                                                (40,630)           214,319           102,578            280,613
                                                       -------------      -------------     -------------      -------------
Operating expenses:

   Selling, General & Administrative                        150,823            126,214           490,494            228,612

   Non-cash Compensation                                  3,017,500                 --         3,017,500                 --

   Depreciation                                               6,200              3,625             9,300             10,875
                                                       -------------      -------------     -------------      -------------
     Total Operating Expenses                             3,174,523            129,839         3,517,294            239,487
                                                       -------------      -------------     -------------      -------------
Income (Loss) Before Other Expenses                      (3,215,153)            84,480        (3,414,716)            41,126

   Interest Expense                                          22,255             36,632            66,919             60,918
                                                       -------------      -------------     -------------      -------------
Net Income (Loss)                                      $ (3,237,408)      $     47,848      $ (3,481,635)      $    (19,792)
                                                       =============      =============     =============      =============

Net Earnings (Loss) Per Share -Basic & Diluted         $      (0.10)      $       0.00      $       (.10)      $      .0.00
                                                       =============      =============     =============      =============

Weighted Average Number of Common  Shares Used in
the Computation of
Earnings or Loss Per Share                               32,723,000         26,484,047        32,723,000         12,311,782
                                                       =============      =============     =============      =============

                                       See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements


                                                 ARIZONA AIRCRAFT SPARES, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   AS OF SEPTEMBER 30, 2004
                                                          (UNAUDITED)

                                                                     Additional                                    Total
                                            Common       Stock        Paid-In     Subscription     Retained     Shareholders'
                                            Shares       Amount       Capital      Receivable      Earnings       Equity
                                        ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2003             27,228,249   $    27,228   $   675,304   $  (500,000)   $     9,421    $   211,953

   Shares sold, net of costs              3,097,902         3,098       792,339            --             --        795,437
   Shares subscribed by consultants
   and employees -first quarter 2004        565,000           565       281,935      (282,500)            --
   Administrative reduction in
   Subscriptions receivable see below
   Shares Subscribed by consultants -
   third quarter 2004                     3,305,000         3,305     1,649,195       575,000                     2,227,500
   Shares Subscribed by employees -
   third quarter 2004                     1,165,000         1,165       581,335       207,500                       790,000
   Net loss for the nine months ended
   September 30, 2004                            --            --            --            --     (3,481,635)    (3,481,635)
                                        ------------  ------------  ------------  ------------   ------------   ------------
Balance at September 30, 2004            35,361,151   $    35,361   $ 3.980,108   $         0    $(3,472,214)   $   543,255
                                        ============  ============  ============  ============   ============   ============

                                       See accompanying footnotes to the unaudited condensed
                                                 consolidated financial statements

                                                                5


                               ARIZONA AIRCRAFT SPARES, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        (UNAUDITED)
                                                               2004             2003
                                                               ----             ----
Cash  (Used) by Operating Activities                      $  (578,402)      $  (198,685)
Cash  ( Used ) in Investing Activities                             --                --
Cash Provided (Used ) in Financing Activity                   593,229           198,542
                                                          ------------      ------------

Net Increase (Decrease) in Cash Balances                       14,827              (143)
Cash Balances at Beginning of Period                              545               595
                                                          ------------      ------------
Cash Balance at End of Period                             $    15,372       $       452
                                                          ============      ============

Supplemental Information:
Cash paid during the period for interest                  $    66,919       $    60,918
                                                          ============      ============
Cash paid during the period for taxes                               0                --
                                                          ============      ============
Consulting fees and employee options paid with stock        3,017,500                --
                                                          ============      ============

                   See accompanying footnotes to the unaudited condensed
                            consolidated financial statements

                          ARIZONA AIRCRAFT SPARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General
-------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine months and three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Basis of Presentation
---------------------

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (SFAS No.148), "Accounting for Stock-based Compensation- Transition and Disclosure-an amendment of SFAS 123 ". This statement amends SFAS No.123, "Accounting for stock based Compensation "to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2003 and the period ended September 30, 2004. The Company has issued 4,973,000 shares of stock through options issued in its Employee Stock Option Plan and its Non-employee Consultants Stock Option Plan during the last quarter of 2003 and the nine months ended September 30, 2004. $3,017,500 has been charged to compensation and consulting expenses for shares issued without cash payments during this same period.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - DUE TO RELATED PARTY

As of September 30, 2004, the Company was indebted to its President and principal shareholder for $572,124. No formal repayment terms exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

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

General Business Description
----------------------------

Arizona Aircraft Spares, Inc. (AASI) is a subsidiary of a publicly held Nevada Corporation. The Company specializes in manufacturing commercial and military aircraft parts for the US Air Force, Navy and Army aviation divisions and a number of US and Foreign private aircraft companies and friendly foreign governments. Their products are included in fixed wing and rotary aircraft and the Company often provides prototype designs, assembly and subassembly contracting services. AASI has an approved MIL-I-45208A program and is considered a prime contractor to the US government.

FORWARD-LOOKING STATEMENTS
--------------------------

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

Results of Operations
---------------------

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

Comparison of the Nine Months Ended September 30, 2004 (the "2004 Period") with
-------------------------------------------------------------------------------
the Nine Months Ended September 30, 2003 (the "2003 Period")
------------------------------------------------------------

Revenues:
---------

The Company's lack of available financial resources has impaired managements' ability to complete its contractual obligations in a timely manner and as a result, revenues from continuing operations have decreased $ 121,343 or 22% from $ 561,370 to $ 440,027 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Management believes without new sources of financing, revenues from continuing operations will continue at their current level.

The cost of the Company's production during this period is charged to work in process inventory during this delay period. When a first article is approved, the order can be shipped to the buyer and will then be added to revenue. Because the Company did not have working capital prior to the current statement, the pipe lines needed to be restocked before the sales levels could be maintained and increased significantly.

Cost of Sales
-------------

For the nine months ended September 30, 2004, the Company's gross profit margin was 23% compared to 50% for the first nine months of 2003. The Company's margins will fluctuate from period to period because absorbed overhead increases when volume decreases and because labor ratios are less than optimized in manufacturing processes when revenues decrease. Revenues decreased during this period, creating an unbalanced application of available resources, which affects operating margins dramatically.

Selling, General and Administrative
-----------------------------------

The Company's selling, general and administrative expenses increased $261,882, or 115 %, from $228,612 for the nine months ended September 30, 2003 to $490,494. for the nine months ended September 30, 2004. The increase in selling, general and administrative expenses is a result of the Company's restructure as a public entity in 2003. Administrative expenses for consultants, legal costs, audits and accounting services have all increased during this 2004 period over the 2003 period. In addition, there are further increases expected in the coming months. Although the Company's general and administrative expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues. The Company has yet to complete all increased expense items relating to its public company status. Until these expense categories have gone full cycle, the administrative expenses will continue to rise but will become more controlled in relation to sales revenue as the Company becomes well funded and revenues increase.

On November 19, 2003 the company filed a registration under Form S-8 for an Employee Stock Option Plan (ESOP) and a Non-Employee Consultants Stock Option Plan. The ESOP registered 1,250,000 Non-employee free trading shares and 500,000 employee free trading shares. On August 13, 2004, the Company amended the ESOP and registered 1,770,000 Non-employee free trading shares and 2,230,000 employee free trading shares. The total number of shares registered with both S-8 filings was 5,750,000 shares of which 778,000 had not been issued to employees and non-employees as of September 30, 2004. On September 30, 2004, the ESOP Committee, made up of the Board of Directors of the Company, voted and approved an amendment to the plan to eliminate all payment for the past issued shares and any remaining un-issued shares in the plan at the end of the period. This action resulted in $3,017,500 in subscriptions receivable from employees and non-employee to be charged to expenses for services during the period ended September 30, 2004. The fair market value of the shares issued was determined to be $0.50 per share at the time of issue according to the ESOP Committee.

As the Company continues to expand, it will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to employees, and grant Company stock options to current and future employees.

Financing Expenses
------------------

The Company incurred interest expense of $66,919 during the nine months ended September 30, 2004 as compared to $60,918 in 2003, a decrease of $6,001, or 10.0%. The increase is a result of higher interest rates and total debt in 2004 as compared to the similar period in 2003. As a result of the Company's anticipated growth and resulting continued need for financing, interest costs are likely to increase in the future.

Comparison of the Three Months Ended September 30, 2004 (the "2004 Period") with
--------------------------------------------------------------------------------
the Three Months Ended September 30, 2003 (the "2003 Period")
-------------------------------------------------------------

Revenues
--------

The Company's lack of available financial resources has impaired managements' ability to complete its contractual obligations in a timely manner and as a result, revenues from continuing operations have decreased $412,803 or 90% from $456,087 to $43,284 for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Management believes without new sources of financing, revenues from continuing operations will continue at their current level.

Cost of Sales
-------------

Cost of revenues consists of direct manufacturing costs and applied overhead expenses for the Company's aircraft repair and replacement parts business. Cost of sales as a percentage of net revenues decreased to 193% in the three months ended September 30, 2004 as compared to 53% for the three months period ended September 30, 2003. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume decreases and because labor ratios are less than optimized in manufacturing processes when revenues decrease. In this quarter, production employment was maintained to complete orders in backlog even though goods were not being shipped.

Selling, General and Administrative
-----------------------------------

The Company's selling, general and administrative expenses increased $24,609, or 20% to $150,283 during the three months ended September 30 2004, as compared to $126,214 during the quarter ended September 30, 2003. The increase in selling , general and administrative expenses is a result of the Company's restructure as a public entity in 2003.

On September 30, 2004, the ESOP Committee, made up of the Board of Directors of the Company, voted and approved an amendment to the plan to eliminate all payment for the past issued shares and any remaining un-issued shares in the plan at the end of the period. This action resulted in $3,017,500 in subscriptions receivable from employees and non-employee to be charged to expenses for services during the period ended September 30, 2004

As the Company continues to expand, it will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries and grant stock options to current and future employees.

Financing Expenses
------------------

The Company incurred interest expense of $22,255 in 2004 as compared to $36,632 in 2003, a decrease of $14,377, or 40%. The decrease is a result of reduction of debt in 2004 as compared to the similar period in 2003. As a result of the Company's anticipated growth and resulting continued need for financing, it likely that interest costs will increase in the future.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2004, the Company had current assets of $1,849,153 and current liabilities of $1,228,460 which resulted in a working capital position of $620,693.

As a result of our net loss from operations of $3,414,716 offset by a non-cash transaction, of $3,017,500 and increased cost of approximately $133,000 in current period spending, from the Company incurred a loss from operations of $578,402 during the nine months ended September 30, 2004. We met our cash requirements during the period through the sale of stock of approximately $795,000 less principal payments of approximately $202,000 of loans.

The Company has a short term loan in the amount of $202,320 that was due and payable on September 30, 2004 and for which it is currently renegotiating the terms of the agreement to extend the payment date. The Company is also pursuing other financial resources to augment its cash requirements for retirement of debt, expansion of operations and acquisition of suitable companies and products. The restricted stock placement to sophisticated investors is an example of cash infusion that will provide the Company with much needed working capital to continue its expansion and sales growth into international and domestic markets.

Business Concentration
----------------------

During the nine months ended September 30, 2004, the Company recognized approximately 95 % of its revenues from sales of its products to the US Government. While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

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

Application of Critical Accounting Policies
-------------------------------------------

During December, 2002 the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a Company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a Company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

Inventory Valuation Reserves
----------------------------

The Company provides for inventory obsolescence based upon assumptions concerning future demand, market conditions and anticipated timing of the release of products. If actual market conditions or future demand are less favorable than those projected by management, inventory write-downs may be required.

Non-GAAP Financial Measures
---------------------------

The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

New Accounting Pronouncements
-----------------------------

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

Inflation
---------

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Trends, Risks and Uncertainties
-------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors That May Affect Future Results
-------------------------------------------------

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Potential Fluctuations in Quarterly Operating Results
-----------------------------------------------------

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

Dependence Upon Management
--------------------------

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Vito Peppitoni, our Chief Executive Officer and Chairman of the Board of Directors and Sylvia Quintero, our Chief Financial Officer and member of our Board of Directors. If the Company lost the services of either Mr. Peppitoni or Ms. Quintero, or other key employees before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors
-----------------------------

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

Limitation of Liability and Indemnification of Officers and Directors
---------------------------------------------------------------------

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

Continued Control by Current Officers and Directors
---------------------------------------------------

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

Management of Potential Growth
------------------------------

We anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on the Company.

Limited Market Due to Penny Stock
---------------------------------

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Item 3.  CONTROLS AND PROCEDURES

As of September 30, 2004, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, our chief executive officer and our chief financial officer concluded that these controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2 - Changes in Securities

         (a)      None.
         (b)      None.
         (c) During the nine months ended September 30, 2004, the Company issued a total of 8,132,902 shares of common stock in exchange for $795,437 in cash, net of costs and $3,017,500 for services of consultants and employees. The issuance is considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

         (d) On November 19, 2003 the company filed a registration under Form S-8 for an Employee Stock Option Plan (ESOP) and a Non-Employee Consultants Stock Option Plan. The ESOP registered 1,250,000 Non-employee free trading shares and 500,000 employee free trading shares. On August 13, 2004, the Company amended the ESOP and registered 1,770,000 Non-employee free trading shares and 2,230,000 employee free trading shares. The total number of shares registered in the S-8 was 5,750,000 shares of which 778,000 had not been issued to employees and non-employees as of September 30, 2004. On September 30, 2004, the ESOP Committee, made up of the Board of Directors of the Company, voted and approved an amendment to the plan to eliminate all payment for the past issued shares and any remaining un-issued shares in the plan at the end of the period. This action resulted in $3,017,500 subscriptions receivable from employees and non-employee to be charged to expenses for services during the period ended September 30, 2004. The fair market value of the shares issued was determined to be $.50 per share at the time of issue according to the ESOP Committee.
         (e)      None.

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

                                      ARIZONA AIRCRAFT SPARES, INC.

Date: November 12, 2004                By: /s/ Vito A. Peppitoni
                                      -------------------------------------

                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date: November12, 2004                 By: /s/ Sylvia Quintero
                                      -------------------------------------
                                      Chief Operating Officer
                                      Principal Accounting and Financial Officer