Form 10KSB
period 2004-12-31
Cell Wireless CORP
filed 2005-06-06
CIK 1141880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                        COMMISSION FILE NUMBER: 000-49849

                            CELL WIRELESS CORPORATION
                            -------------------------
                    (FORMERLY ARIZONA AIRCRAFT SPARES, INC.)
               (Exact name of Company as specified in its charter)

            NEVADA                                             88-0483722
  (State or jurisdiction of                                (I.R.S. Employer
incorporation or organization)                             Identification No.)

                      4625 East Broadway, Tucson, AZ 85711
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Company's telephone number: (520) 881-4632
                                               --------------

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

State issuer's revenues for most recent fiscal year: none

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 1, 2005: $ 2,649,480.

Number of outstanding shares of the registrant's par value $0.001 common stock as of June 1, 2005: 95,296,268

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            CELL WIRELESS CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  Description of Business............................................  1

ITEM 2.  Description of Property............................................  7

ITEM 3.  Legal Proceedings..................................................  7

ITEM 4.  Submission of Matters to a Vote of Security Holders................  8

                                     PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters ............  9

ITEM 6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 11

ITEM 7.  Financial Statements............................................... 19

ITEM 8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................. 20

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 21

ITEM 10. Executive Compensation............................................. 23

ITEM 11. Security Ownership of Certain Beneficial
            Owners and Management........................................... 23

ITEM 12. Certain Relationships and Related Transactions..................... 24

ITEM 13. Exhibits........................................................... 25

ITEM 14. Controls and Procedures............................................ 26

Signatures.................................................................. 27

                                     PART I
                                     ------

                     RISK FACTORS AND CAUTIONARY STATEMENTS
                     --------------------------------------

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

ITEM 1. BUSINESS
----------------

Description of the Business Activity
------------------------------------


Cell Wireless Corporation (the "Company", "Cell Wireless", or "CLWL"), formerly Arizona Aircraft Spares, Inc., was formed under the laws of the state of Nevada in November, 2000. The Company maintains offices located in Tucson, Arizona and Surfers Paradise, Queensland, Australia.

During the year ended December 31, 2004, the Company initiated a spin-off eighty percent (80%) of its sole operating business and wholly-owned subsidiary, Arizona Aircraft Spares, Inc. to its shareholders and subsidiary Management. The Company was negotiating to complete the purchase of the assets of 1Cellnet LLC ("1Cellnet"), a company in the business of marketing wireless telephone long distance services to individuals and businesses. On March 9, 2005, the Company completed the acquisition 1CellNet assets.

In anticipation of the restructuring of the Company, the Company changed its name to Cell Wireless Corporation. As a result of the change in name, the Company's trading symbol was changed to "CLWL".

Cell Wireless is the surviving company from a July 16, 2003 merger with American Market Support Network, Inc.("AMSNI"). The acquisition plan of reorganization filed for the quarter ended June 30, 2003 with the Securities and Exchange Commission on AMSNI's Form 10QSB describes the transaction as an acquisition and recapitalization of AASI. AMSNI issued 19,658,397 shares of its $.001 par value common stock in exchange for 100% of the outstanding shares of AASI. At the time of the merger AMNSI had 5,225,650 outstanding common shares.

On November 15, 2004, the Company entered into an agreement with 1Cellnet LLC, a Delaware company as follows:

         1. Cell Wireless would spin off 80% to shareholders (40%) and subsidiary Management (40%) the operating subsidiary Arizona Aircraft Spares, Inc. (an Arizona Corporation) within ninety days which was authorized and partially completed December 29, 2004. Cell Wireless retained 2,000,000 common restricted shares in the spun off entity and currently values this investment at nil.

         2. 1Cellnet LLC agreed to transfer their assets to Cell Wireless Corporation and to pay $600,000 to the spun off Arizona Aircraft Spares, Inc. at closing and prior to November 30, 2004. 1Cellnet, LLC paid $100,000 on November 15 2004 and the closing date was moved to January 1, 2005. An addendum to the contract dated March 9, 2005 stipulated full payment was to be completed with $300,000 cash and a $200,000 promissory note.

         3. The agreement was for the reverse merger with all of the operating assets, intellectual property and goodwill of 1Cellnet, LLC for 76,230,016 shares of common stock to the shareholders of 1Cellnet, LLC composed of 17,158,397 transferred from Vito Peppitoni, the controlling shareholder of Cell Wireless, and 59,078,619 new issue shares transferred to 1Cellnet, LLC shareholders.

A modified agreement was struck and the asset acquisition completed on March 9, 2005. (See "Subsequent events: reverse merger with 1Cellnet, LLC Assets" below.)

Subsequent Events: Reverse Merger with 1Cellnet, LLC Assets
-----------------------------------------------------------

Subsequent to the date of this report, a number of clauses in the asset purchase and stock purchase agreement were amended. The amendments and concluded agreement executed on March 9, 2005 are as follows.

Under the terms of the original agreement, 1Cellnet was to pay the amount of $600,000 to Arizona Aircraft Spares, Inc. ('Arizona') and complete the transfer of selected assets to Cell Wireless Corporation at November 15, 2004. 1Cellnet was required to pay the $600,000 USD to Arizona on or before November 30, 2004. This cash payment was to be used by Arizona to retire the debt owed to its controlling shareholder, Vito Peppitoni. Mr. Peppitoni was to receive 1,000,000 warrants to purchase stock at $1.00 per share and was to retain 2,500,000 shares of Cell Wireless restricted common stock, would resign from the Company and transfer 17,158,397 common shares to 1Cellnet. 1Cellnet would then transfer title to its intellectual property and other operating assets to Cell Wireless Corporation.

Under the amended agreement, Vito Peppitoni received a total of $400,000 cash payments and $35,000 cash payment in the form of penalties. $335,000 of these funds was paid in 2005 and $100,000 was paid on November 15, 2004 at the original closing. Mr. Peppitoni also received a promissory note in the amount of $200,000 payable with monthly payments of $15,000 until paid in full. The closing on March 9, 2005 provided for no recourse by AASI or Mr. Peppitoni against CLWL or the assets transferred to CLWL free of liens and encumbrances. In addition, Mr. Peppitoni received 1,000,000 additional warrants to acquire Cell Wireless common stock at $0.30 per share.

Upon signing of the amended agreement, all of the operating assets and intellectual property of 1Cellnet were transferred to Cell Wireless Corporation on March 9, 2005. 76,237,016 restricted common shares of Cell Wireless Corporation stock was issued on April 13, 2005 to 1Cellnet shareholders and assignees. 1Cellnet shareholders and assignees received 80% of the total outstanding shares of stock resulting from the above series of transactions and received control of the public company Cell Wireless Corporation.

Description of Business- Subsequent to Acquisition
--------------------------------------------------

In 2005, Cell Wireless Corporation assumed full control of operations as a multinational retailer of long distance telephone services. The unique selling position of "Cell Wireless Corporation" is the facility that allows members to be customers using the long distance services and to be network marketers of the service products and therefore expand the user market by attracting additional members to the system through their positive customer experiences. Each member can be both a seller and a user of the services. There are currently more than 75,000 active member/users aligned with the service system in about 200 countries. New users pay a membership fee and a deposit for future telephone service. Renewals or recharges to a member's account are paid in advance by credit card or bank transfer and credited for long distance telephone time to be used.

Long distance telephone time is currently purchased worldwide from MCI, and then resold to the members at a markup. Elaborate software systems are utilized to assure that time used is charged to the member's prepaid account and timely paid to the MCI time provider. Members receive commissions from sponsored members sign up and use. The purchase of telephone time and the membership fees are the revenue stream of the Company.

The major expenses of the Company is the purchase of the telephone time from MCI and maintaining membership records to properly allocate commissions and expenses to members accounts worldwide. All of the above is accomplished by the use of several proprietary software systems that have been developed or purchased over the last several years.

Cell Wireless Australia, PTY, LTD
---------------------------------

Cell Wireless Australia, PTY, LTD, the Company's wholly owned subsidiary, was formed on January 6, 2005 in Surfers Paradise, Queensland, Australia. The Company authorized and issued 100 shares of common stock, at $1.00 ASD per share all of which was issued to Cell Wireless Corporation, the Nevada USA parent and public company. Cell Wireless Australia has 20 employees and maintains all of the Company's world wide operations as of the date of this report.

Business Mission
----------------

CLWL is a Tucson, Arizona based company. Its mission is to grow and expand its international long distance telephone business, taking advantage of the world's increasing demand for telephone services. Its growth will be accomplished by associating with targeted network marketing groups. The Company will add wireless phone services and another product for their already established customer base. The Company will continue to grow and expand its annual sales by allocating additional resources to its international marketing efforts. The Company sells telephone services to members in over 204 countries and will continue to concentrate its on-going international marketing efforts through its strategic alliances and liaison groups.

Spin Off of Arizona Aircraft Spares, Inc.
-----------------------------------------

Arizona Aircraft Spares, Inc. is involved with manufacturing of military aircraft parts for the US Air Force, Navy, Coast Guard, and Army and Marine Corp. aviation divisions. Its customers also include a number of US and Foreign private aircraft companies and friendly foreign governments. The restructured Arizona Aircraft Spares Company will integrate both commercial and military spare parts manufacturing along with the acquisition of targeted aerospace companies.

Effective on December 28, 2004 the Company divested itself of the control ownership of Arizona Aircraft Spares, Inc. (AASI) and retained a non-controlling investment in share ownership of the separately established public company that became Arizona Aircraft Spares, Inc. Cell Wireless Corporation is not actively involved in the management of Arizona as of the date of this report, but it holds 2,000,000 shares of restricted common stock of Arizona Aircraft Spares, Inc. Total outstanding shares of Arizona Aircraft Spares, Inc. slated to be issued by vote of the Board of Directors as 10,000,000 common shares of which 2,000,000 shares are owned by Cell Wireless, 4,000,000 will be issued to Cell Wireless shareholders of record at December 28, 2004 and 2,000,000 are issued to mpersonnel of Arizona Aircraft Spares, Inc. and 2,000,000 are reserved to be issued to the management personnel of Arizona Aircraft Spares, Inc. Not all of these shares have been issued at the date of this report. When the Company is current on its filings, Management will take the steps necessary to complete the distribution and prepare the proper documentation to issue the shares to shareholders of record for Cell Wireless Corporation.

Arizona Aircraft Spares, Inc., an Arizona corporation ("Arizona") an investment of Cell Wireless, plans to continue operations as a restructured "spin off" and to emerge as a bulletin board public company with a new name and trading symbol. The timing and necessary documentation to emerge as a publicly traded company is determined by outside regulatory bodies. Cell Wireless Corporation values its 20% investment at nil.

Directors
---------

The Directors of Cell Wireless Corporation are the most important asset in our plans for the future. Our current Directors and Officers are:

         John Bohringer, Chief Executive Officer, Director
         Sylvia Quintero, Chief Financial Officer, Director
         Brian Arnold, Director

Please refer to Part III, Item 9 in this Annual Report for detailed backgrounds on our Executive Officers and Directors. None of these Directors and Officers currently serve on the Board of Directors or are Officers of Arizona Aircraft Spares, inc. as of the date of this report.

Products and Services
---------------------

Cell Wireless is a successor to a business that operates as a retailer of long distance telephone services. The unique selling position of "Cell Wireless Corporation" is the facility that allows members to be customers using the long distance services. The "Network Marketers" of the services expand the user market by attracting additional members to the system through their marketing efforts and customer experiences. Each member is both a seller and a user of the services. There are currently more than 75,000 active member/users aligned with the service system. New users must become a member and pay a member fee and a deposit on telephone service. Renewals or recharges to a member's account are paid in advance by credit card or bank transfer and credited for long distance telephone time used.

The Company's mission is to grow and expand its long distance telephone business, taking advantage of the world's increasing demand for telephone services. Its growth will be accomplished by associating with targeted network marketing groups. The targeted marketing groups will add wireless phone services as another product for their already established customer base. The Company will continue to grow and expand its annual sales by allocating additional resources to its international marketing efforts.
Sales and Distribution
----------------------

Long distance telephone time is currently purchased worldwide from MCI, and then resold to the members at a markup. Elaborate software systems are utilized to assure that time used is charged to the member's prepaid account and timely paid to the MCI time provider. Each member receives commissions from sponsored members use. The purchase of telephone time and the membership fees are the revenue stream of the Company.

The largest major expense of the Company is the purchase of the telephone time from MCI and maintaining membership records to properly allocate commissions and expenses to member's accounts in over 204 countries worldwide. The later is accomplished through the Company's intellectual property and proprietary software.

Customers
---------

The Company sells telephone services to members and will continue to concentrate its on-going international marketing efforts to grow its customer base through its strategic alliances and liaison groups. Its major customers are its members. The company is seeking relationships with other network marketing groups to expand the customer base as well as making sales efforts to large corporate clients to attract numerous member users at a single customer base. No customer represents a material amount of the Company's sales at this time.

Competition
-----------

The major competition for the Company is the many large retailers of telephone services worldwide. The number of competitors in each market is impossible to list, but all readers are aware of the mass marketing efforts in every country directed at the attraction of customers to competitors of the Company. This massive advertising effort is extremely expensive. The Company uses network marketing that requires little or no marketing expense. Because of this, the Company can price its services at slightly less than the market rate in some areas and sell the service at a greater margin because of lower costs.

Intellectual Property
---------------------

All of the above is accomplished by the use of several proprietary software systems that have been developed or purchased over the last several years. The predecessor to Cell Wireless Corporation, Global TLC Pty, Ltd. was in the network marketing business for many years and had developed significant proprietary software that enabled the Company to keep track of network sales performance, commissions, costs, customer relations and marketing. This software was internet related and developed to allow marketing, sales, receipting and credit card processing completely through the use of internet portals. With fewer employees, the Company developed worldwide sales at an extremely fast pace and was able to control its customer base through the software developed by Global. 1Cellnet, LLC acquired the intellectual property, software, computers and switching gear from Global and included them in the merger with Cell Wireless Corporation.

Government Approvals and Regulations
------------------------------------

Various governments in the 204 countries served by the Company have regulations covering the actions of telephone service providers in order to protect the users and insure a revenue stream to the governments through the collection of excise taxes. The Company sells services but contracts worldwide with MCI to provide the connecting services in each country. MCI provides the interaction that assures compliance with local regulation and pays the excise taxes to the required locality. Cell Wireless is billed for these taxes and pays them direct to MCI.

Employees
---------

Cell Wireless Australia has 20 employees in its Australia office and maintains all of the Company's world wide operations from that location as of the date of this report. The Company plans to move most of the operations to Tucson, Arizona in the very near future and to establish telephone switching equipment in each major market.

Effect of Foreign Currency
--------------------------

All currencies presented in this report are expressed in US dollars. All worldwide transactions are processed in US dollars. Expenses are paid in the country where such cost is incurred in the currency of the country involved. All currency is converted at the date of transaction recording to US dollars as it is throughout this report. Any gains or losses on currency changes are recorded in the Statement of Income.


ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Cell Wireless Corporation's USA offices are located at 4625 East Broadway, Tucson, AZ 85711. The property is approximately 1,800 square feet of office space, rented on a month to month basis for $1,300 per month.

After completing the acquisition of 1Cellnet in March 2005, the Company was obligated to lease office space in Surfers Paradise, Queensland, Australia. This property is approximately 3,250 square feet and is subject to a monthly lease of $5,437 per month. The lease has two years remaining, was prepaid through May, 2005 and will require $64,680 per year for the remainder of the lease.

The Company considers its premises adequate for its purposes for the immediate future.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

Shortly after the announced asset acquisition agreement between the Company and 1Cellnet, a lawsuit was filed for collection of a secured promissory note of Arizona Aircraft Spares, Inc in the approximate amount of $218,470 representing the amounts due on the note, interest, legal fees and settlement costs.

On March 17, 2005, Cell Wireless agreed to pay the outstanding debt and the Court dismissed the legal action with prejudice. The Company agreed to relinquish funds garnished in the amount of $16,935 as payment at the agreement date and to pay the balance of $192,475 over a period of 12 months with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. Since this agreement is a full assumption of the debt of Arizona Aircraft Spares, Inc., it is included in the balance sheet of Cell Wireless Corporation for the period ended December 31, 2004. As of May 30, 2005 the Company was current on its payments on this note. Arizona Aircraft Spares, inc., the Arizona Corporation signed a promissory note in the amount of $209,410 payable to Cell Wireless at the time of settlement of the Performance Funding Note with terms matching the Performance Funding note.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------------------------------------------------------

On November 23, 2004 the Board of Directors approved and the Stockholders owning a majority of the outstanding shares of common stock of the Company approved an amendment to the Company's Articles of Incorporation to (a) increase the number of authorized shares of common stock from 40,000,000 shares to 500,000,000 and
(b) to change the name of the Company to Cell Wireless Corporation.

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001, of which no shares are currently issued. The Board of Directors has set the voting powers at 10 votes for each 1 Preferred Share, as well as created the conversion of such Preferred Shares at a rate of 10 Common for each issued Preferred Share. Pursuant to the acquisition of certain and particular assets and liabilities of 1Cellnet as detailed by the Company in its Form 8-K as filed with the SEC on November 17, 2004, the Board has determined that they may issue 4,000,000 Preferred Shares for the purchase of such assets and liabilities. No shares were issued for the acquisition however, but the resolution makes such shares available for future activities and fund raising.

This matter was submitted to the Board of Directors and voted on by the controlling stockholder, Mr. Vito Peppitoni who voted his 19,258,657 shares to pass the resolution. This shareholder represented 55% of the total outstanding shares at the time and was considered the needed majority to carry the matter.

On November 23, 2004, a new slate of Directors was presented was to the Board of Directors and a resolution was unanimously adopted to accept the slate as presented. Directors Sylvia Quintero and Brian Arnold subsequently resigned from Board positions of the spun off company AASI. Both remain on the Board of Directors of Cell Wireless Corporation. This matter was submitted to the Board of Directors and voted on by the controlling stockholder, Mr. Vito Peppitoni who voted his 19,258,657 shares to pass the resolution. This shareholder represented 55% of the total outstanding shares at the time and was considered the needed majority to carry the matter.

No other matters were submitted to a vote of the shareholders.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Market Information
------------------

The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "CLWL" and began trading on January 6, 2005.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2004
----------------------------------------------
                                                             High          Low
                                                           ---------------------
Quarter Ended December 31, 2004                            $ 0.51        $ 0.45
Quarter Ended September 30, 2004                             0.65          0.59
Quarter Ended June 30, 2004                                  0.76          0.71
Quarter Ended March 31, 2004                                 0.68          0.63

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2003
----------------------------------------------
                                                             High          Low
                                                           ---------------------
Quarter Ended December 31, 2003                            $ 0.84        $ 0.73
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

Dividend Information
--------------------

The Company has not declared or paid cash dividends on its Common Stock, or made distributions in the past. The Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Recent Sales of Unregistered Securities
---------------------------------------

Since the merger agreement on July 16, 2003 the Company has issued the following securities to its officers, employees and the general public:

On July 16, 2003 the Company issued shares of restricted common stock to the principals, investors and promoters that were engaged to represent the Company during its attempt to find a public shell or to make an initial public offering. The contractors were successful in the location and negotiation of the merger candidate, American Market Support Network, Inc. and in assisting the Company through the merger. As of December 31, 2003, the Company had issued 27,228,249 common shares to investors, principals and investors.

On November 19, 2003 the Company filed a registration under Form S-8 for an Employee Stock Option Plan (ESOP) and a Non-Employee Consultants Stock Option Plan. The ESOP registered 1,250,000 Non-employee free trading shares and 500,000 employee free trading shares. On August 13, 2004, the Company amended the ESOP and registered 1,770,000 Non-employee free trading shares and 2,230,000 employee free trading shares. The total number of shares registered in the S-8 was 5,750,000 shares of which all had been issued to employees and non-employees as of December 31, 2004. On September 30, 2004, the ESOP Committee, made up of the Board of Directors of the Company, voted and approved an amendment to the plan to eliminate all payment for the past issued shares and any remaining un-issued shares in the plan at the end of the period. This action resulted in $3,817,500 subscriptions receivable from employees and non-employee to be charged to expense for services during the year ended December 31, 2004. The fair market value of the shares issued was determined to be $.50 per share at the time of issue according to the ESOP Committee.

During the year ended December 31, 2004 the Company sold 3,154,402 common shares to investors for $845,349. Most of the shares were sold through an American investment group that retained 60% of the amount of the share price paid as compensation for the transaction and the Company received 40% of the proceeds.

American Market Support Network, Inc. was not able to raise any additional capital through the sale of its Common Stock in 2002. Since January 1, 2001, it had raised $86,125 from the sale of 861,250 shares of its Common Stock. The Reg. D 504 offering was conducted in the State of Nevada and was completed in 2001. There were 1,731,250 shares of the Company's Common Stock held by non-affiliates and 3,240,000 shares of its Common Stock held by affiliates. As of December 31, 2002 there were 4,971,250 shares issued and outstanding. An additional 254,400 common shares were issued to insiders prior to June 30, 2003.

On July 16, 2003 American Market Support Network, Inc. (AMSNI), entered into an acquisition agreement with a small privately owned company Arizona Aircraft Spares, Inc. (AASI) doing business in Tucson, Arizona. AMSNI issued 19,658,397 shares of its $.001 par value common stock in exchange for 100% of the outstanding shares of AASI owned by Mr. Vito Peppitoni. At the time of the merger AMNSI had 5,225,650 outstanding common shares.

Transfer Agent
--------------

The Company's transfer agent and registrar for common and preferred stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

Overview
--------

The Company discontinued all operations of its wholly owned subsidiary and only operating segment on December 28, 2004 and voted to complete the year end with a reorganization of its balance sheet equity on the same day. Therefore this over view and management discussion will focus on the subsequent event, the reverse merger with the operations and assets of 1Cellnet, LLC.

The reverse merger with 1Cellnet, LLC was completed on March 9, 2005 and was effective January 1, 2005. Cell Wireless projects sales are $7,200,000 for the year ending December 31, 2005 and the anticipated profit is $1,228,000 after provision for income taxes. The Company focus is on sales growth, control of expenses and expansion to new world markets. The accomplishment of these goals will require more capital than is provided by operations. The growth will be dependent on the Company's ability to raise capital. These plans may have to be modified or curtailed, possibly to the extent of not being able to be carried out for part or all of such plans. The Company may also consider business opportunity that may involve a future merger or acquisition with a private or public entities having an operating business which may provide opportunities, products or services in a different service sector from that of the Company's, as a potential business combination candidate. In the event of any possibility of future merger or acquisition, there may be probable change in control of the Company.

Critical Accounting Policies
----------------------------

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

CURRENT RESULTS OF OPERATIONS AND FINANCIAL STATUS
--------------------------------------------------

Results of Operations
---------------------

The Company's revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year. In addition the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further, as a result of these factors, any delay in sales and marketing efforts, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

Comparison of the Year Ended December 31, 2004 with the Year Ended December 31,
-------------------------------------------------------------------------------
2003
----

Due to the spin off of sole operating business the Company had no continuing revenues, expenses and other results of operations, no operations discussion would be meaningful. Management spun off to investors the ownership of discontinued operations. This business experienced greater losses in 2004 over 2003. Corporate costs for 2004 were higher for accounting, audit and legal Services.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at December 31, 2004 was $364.

Other Matters Effecting Liquidity
---------------------------------

Shortly after the announced reverse merger agreement between Cell Wireless Corporation and the spin off of predecessor company Arizona Aircraft Spares, Inc. a lawsuit was filed for collection of a secured promissory note of Arizona Aircraft Spares, Inc. On December 8, 2004, the Plaintiff, Performance Funding, LLC, filed a complaint against Arizona Aircraft Spares, Inc. for the collection of approximately $218,470 for the amounts due on the note, interest, legal fees and settlement costs.

On March 17, 2005, Cell Wireless agreed to pay the outstanding debt and the Court dismissed the legal action with prejudice. The Company agreed to relinquish funds garnished in the amount of $16,935 as payment at the agreement date and to pay the balance of $192,475 over a period of 12 months with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. Since this agreement is an full assumption of the debt of Arizona Aircraft Spares, Inc., it is included in the balance sheet of Cell Wireless Corporation for the period ended March 31, 2005. As of May 30, 2005 the Company was current on its payments on this note. Arizona Aircraft Spares, inc., the Arizona Corporation signed a promissory note in the amount of $209,410 payable to Cell Wireless at the time of settlement of the Performance Funding Note with terms matching the Performance Funding note.

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

The independent auditor's report on the Company's December 31, 2004 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Inflation
---------

In the opinion of Management, inflation has not had a material effect on the Company's financial condition or results of its operations.

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

Trends, Risks and Uncertainties:
--------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cell Wireless Corporation is in a volatile and competitive market that contains some of the world's largest companies. The cell phone and long distance rates for service have been decreasing at an high rate and may not be profitable to a small competitor. As the market becomes more crowded and profit margins become less attractive, the Company may not be able to continue to compete. Government regulation, international incidents and technological changes may render the services of the Company inoperable. Management feels that the Company will stay competitive through internalizing its own software and equipment to reduce the reliance on outside service providers and to control its cost of service. There can be no assurance that the Company will stay competitive and profitable in the future.

Limited Public Market, Possible Volatility of Share Price
---------------------------------------------------------

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol CLWL. As of December 31, 2004, there were approximately 36,217,651 shares of common stock outstanding, of which approximately 11,618,351 were tradable without restriction under the Securities Act. As of December 31, 2004, the majority of voting common stock was held by the prior Management of the Company. The market capitalization of the Company with total shares outstanding was $18,471,002 at the then market close of $0.51 per share. There can be no assurances that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for communications company stocks in general, could have a material effect on the Company's stock price.

Management of Growth
--------------------

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire sales personnel and expand its network marketing group. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Company believes that its commercial market penetration will be a critical factor to its future success, particularly, the availability of qualified sales, engineering and management personnel. Competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees, has resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage and retain its employee base. Any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success also depends on its ability to address potential market opportunities and to manage its expenses to match its ability to finance its operations. The need to control its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to control its expenses effectively, the Company's business, results of operations, and financial condition will be adversely affected.

Risks Associated with Acquisitions.
-----------------------------------

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

Cautionary Factors That May Affect Future Results
-------------------------------------------------

We provide the following cautionary depiction of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Potential Fluctuations In Annual Operating Results
--------------------------------------------------

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the telephone service industry. Our results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any period. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future period.

Dependence Upon Management
--------------------------

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of John Bohringer, our Chief Executive Officer and Chairman of the Board of Directors and Sylvia Quintero, our Chief Financial Officer and member of our Board of Directors. If the Company lost the services of either Mr. Bohringer or Ms. Quintero, or other key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key personnel life insurance on any of our Management.

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

Limited Market Due To Penny Stock
---------------------------------

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.


ITEM 7. FINANCIAL STATEMENTS
----------------------------

See pages F-1 through F-13 following Part III of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

During the years ended December 31, 2004 and 2003, the Company has not had any disagreements with Russell, Bedford, Stefanou & Mirchandani, LLP, the certifying auditor for the Company, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Russell, Bedford, Stefanou & Mirchandani, LLP ("Russell Bedford Stefanou & Mirchandani") as its certifying accountant as of September 30, 2003 for the Company's fiscal year ending December 31, 2003 and retained their services for the year ended December 31, 2004. The Company has not consulted with Russell, Bedford, Stefanou & Mirchandani previously.


ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2004 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer also conducted an evaluation of Cell Wireless' internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2004, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

LACK OF ADEQUATE ACCOUNTING STAFF

Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. The Company feel's this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.


                                    PART III
                                    --------

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE
-----------------------------------------------------------------------------
EXCHANGE ACT
------------

Compensation of Directors
-------------------------

Directors currently do not receive a salary for their services and are not paid a fee for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board. The Company anticipates that the Directors will be compensated for their services in the future.

Executive Officers and Directors
--------------------------------

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

     John Bohringer, Chief Executive Officer, Director

         o John Bohringer, 61, has been a self-employed consultant and investor for the last five years. Mr. Bohringer has over twenty-five years of international business experience including acquisitions, mergers, capital raising and corporate development. Mr. Bohringer was Chief Executive Officer for Grace Bros. Electrical Services, which he acquired from the largest retailing group in Australia - Coles Myers/Grace Bros. Grace Bros. Electrical Services was a leading television and video rental service company incorporating an in-house hospital telephone and television broadcasting telecommunications division. Grace Bros. Electrical Services was quoted on the Sydney Stock Exchange in Australia under the public company name of Allen Communications Limited. While CEO of the new public company, Mr. Bohringer negotiated takeovers of The Electronic Sales and Rental Group in Australia and The Allen Communications Company in America, who operated telephone, television, nurse paging and in-house broadcasting telecommunications systems in hospitals such as St. Vincent Hospital in San Francisco.

     Sylvia Quintero, Chief Financial Officer, Director

         o Ms. Quintero, 46, has a Bachelor of Science in Business Administration and a Master of Science in Business Administration from The University of Phoenix, Tucson, Arizona. Ms. Quintero has over 20 years of experience in business operations, accounting, payroll, budget and financial projections. Her previous experience encompassed general ledger accounting, accounts receivable and payable management and collections. Ms. Quintero is also bilingual in English and Spanish.

     Brian Arnold, Director

         o Brian Arnold, 53, has a history in telecommunications, internet, software development and computer technology and is a qualified engineering surveyor. Mr. Arnold was in charge of technical support, sales and marketing for Broadband2U, an international provider of the latest high-speed broadband wireless internet technology. Mr. Arnold was responsible for overseeing the Australian $2 million data center facility in Queensland, Australia which is supported by a team of network and system engineers and is monitored 24 hours a day, 7 days a week. Prior to joining Broadband2U, Mr. Arnold was the General Manager for ColorMax Technology Pty. Ltd. for three years. The company provided world first technology lenses and computerized analysis for the determination of the type of color blindness of medical patients. His experience includes work in developing police database networks for fingerprint recognition and criminal investigations intelligence systems. He has served as an Operations Consultant for numerous companies which included A.M.P. (the largest insurance company in Australia), Westinghouse, NSW Police Department, and Computa Pay, a branch of Mayne Nickless Australia.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the fiscal year ended December 31, 2004 and subsequent to the date of this report, the Company is unaware that any required reports were not timely filed. It is the Company's intention to ensure, where possible, complete compliance according to this Section.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain compensation paid or accrued by us to certain for our executive officers during fiscal years ended 2004, 2003 and 2002.

Namd &                                                            Restricted
Principal                                         Other Annual      Stock      Options/     LTIP         All Other
Position          Year    Salary($)   Bonus($)   Compensation($)   Awards($)   SARS#(1)    Payout($)   Compensation($)
--------          ----    ---------   --------   ---------------   ---------   --------    ---------   ---------------
Vito Peppitoni    2004     56,250        0            0               0           0           0              0
President         2003     39,000        0            0               0           0           0              0
                  2002     29,250        0            0               0           0           0              0


No executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of June 2, 2005(issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than five percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

TITLE OF                  NAME AND ADDRESS                 AMOUNT OF BENEFICIAL         PERCENT OF
 CLASS                   OF BENEFICIAL OWNER                   OWNERSHIP (1)              CLASS
-----------    ---------------------------------------    ------------------------    -------------

   Common         John Bohringer
   Stock          4625 East Broadway, Tucson, AZ 85711          3,938,574                 .04%

   Common         Brian Arnold                                          0                   0%
   Stock          4625 East Broadway, Tucson, AZ 85711

   Common         Sylvia Quintero
   Stock          4625 East Broadway, Tucson, AZ 85711                  0                   0%

Total shares held by Officers and Directors (3)                 3,938,574                 .04%

   Common         TA Transcontinental Enterprises, LLC (1)     40,000,000                  42%
   Stock          c/o 2321 East Speedway Blvd
                  Tucson, Arizona   85718



Each person has sole voting power and sole right to dispose of all of the shares shown as beneficially owned by them.

(1) Held for the benefit of 1Cellnet LLC member and other parties


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

ITEM 13. EXHIBITS
-----------------

Exhibit No.     Description
-----------     -----------

3.1* Articles of Incorporation of American Market Support Network, Inc. a Nevada corporation

3.2*     By-laws of American Market Support Network, Inc., a Nevada corporation

10.1*    A.T. Merrill Consulting Agreement

10.2*    Amended A.T. Merrill Consulting Agreement (

10.3*    Legendium, Inc. Service Agreement

10.4*    A.T. Merrill Consulting Agreement dated July 1, 2002

23.1     Consent of Registered Independent Certified Public Accountant

31.1     Certification of President and Chief Executive Officer pursuant to
         Section 302, of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant of Chief Executive Officer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification pursuant of Chief Financial Officer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

* filed previously

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                         December 31,    December 31,
                                             2004            2003
                                         -----------     -----------
                  Audit Fees             $    56,743     $    20,000
                  Audit related fees          37,550              --
                  Tax fees                     2,280              --
                  All other fees                  --              --
                  Total fees             $    96,573     $    20,000

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

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Arizona Aircraft Spares Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
-------------------------------------------------------------------------
SERVICES OF INDEPENDENT AUDITORS
--------------------------------

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


                                             CELL WIRELESS CORPORATION

Dated: June 2, 2005                         By: /s/ John Bohringer
                                                 -----------------------------
                                             John Bohringer, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


Signature                                Title                         Date
---------                                -----                         ----

/s/ John Bohringer       CEO/Chairman of the Board of Directors     June 2, 2005
---------------------
John Bohringer


/s/ Sylvia Quintero      Chief Financial Officer/Director           June 2, 2005
---------------------
Sylvia Quintero

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                                DECEMBER 31, 2004



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                            CELL WIRELESS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                    PAGE
                                                                    ----

Report of Independent Registered  Certified Public Accountants       F-3

Consolidated Balance sheet at December 31, 2004                      F-4

Consolidated Statements of Operations for the years ended
   December 31, 2004 and 2003                                        F-5

Consolidated Statements of Deficiency Stockholders' Equity
   for the two years ended December 31, 2004                         F-6

Consolidated Statements of Cash flows for the years ended
   December 31, 2004 and 2003                                        F-7

Notes to Consolidated Financial Statements                           F-8 to F-13

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


          REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------


Board of Directors
Cell Wireless Corporation
Tucson, AZ


We have audited the accompanying consolidated balance sheet of Cell Wireless Corporation, formerly Arizona Aircraft Spare, Inc. ("Company") as of December 31, 2004, and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Wireless Corporation, formerly Arizona Aircraft Spares, Inc. as of December 31, 2004, and the results of its operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note H to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note H. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ Russell Bedford Stefanou Mirchandani LLP
                                    --------------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP

New York, New York
May 10, 2005

                            CELL WIRELESS CORPORATION
                    (FORMERLY ARIZONA AIRCRAFT SPARES, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                                                      2004
                                                                  -------------

                                     ASSETS
                                     ------

Current Assets
   Cash                                                           $         365
                                                                  -------------
         Total current assets                                               365

                                                                  $         365
                                                                  =============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
               --------------------------------------------------

Current Liabilities
Accounts payable and accrued expenses (Notes C, and G)            $     284,643
                                                                  -------------
         Total Liabilities                                              284,643




Deficiency in Stockholders' Equity

Preferred Stock, $.001 Par Value, 10,000 000 Shares
   Authorized, No Shares Issued and Outstanding
Common Stock -$.001 Par Value - Authorized Shares
   - 500,000,000; Issued and Outstanding, 36,217,651                     36,218

Accumulated Deficit                                                    (320,496)
                                                                  -------------
Total Deficiency In Shareholder's Equity                               (284,278)

                                                                  $         365
                                                                  =============


   The accompanying notes are an integral part of these financial statements.

                                 CELL WIRELESS CORPORATION
                         (FORMERLY ARIZONA AIRCRAFT SPARES, INC.)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED DECEMBER 31,


                                                               2004              2003
                                                           ------------      ------------
Expenses:
   General and administrative costs                        $    180,151      $     58,548
                                                           ------------      ------------
Total Operating Expenses                                        180,151            58,548
  Loss from continuing operations, before income taxes
    and discontinued operations                                (180,151)          (58,548)

Income (taxes) benefit                                               --                --
                                                           ------------      ------------
Loss from continuing operations, before discontinued
  operations                                                   (180,151)          (58,548)
Loss from discontinued operations                            (4,507,532)          (64,119)
                                                           ------------      ------------
Net Loss                                                   $ (4,687,683)     $   (122,667)
                                                           ============      ============

Income (loss) per common share (basic and assuming
  dilution)                                                $      (0.16)     $      (0.01)
                                                           ============      ============
Continuing Operations                                              (.00)             (.00)
Discontinued Operations                                    $       (.16)     $       (.01)

Weighted average number of common shares used in the
  computation of Loss or Earnings Per Share                  29,158,273        14,892,600
                                                           ============      ============


        The accompanying notes are an integral part of these financial statements.


                                           F-5

                                                      CELL WIRELESS CORPORATION
                                              (FORMERLY ARIZONA AIRCRAFT SPARES, INC.)
                                    CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY
                                              FOR THE TWO YEARS ENDED DECEMBER 31, 2004

                                                                                                                          Total
                                                                                                                        Deficiency
                                                                         Additional                                        In
                                           Common         Stock           Paid-In      Subscription     Accumulated    Shareholders'
                                           Shares         Amount          Capital       Receivable       (Deficit)        Equity
                                        -----------     -----------     -----------     -----------     -----------     -----------
Balance at December 31, 2002
  (restated)                              1,000,000     $     1,000     $    99,000     $        --     $   132,088     $   232,088
Cancellation of private company
  shares July 16, 2003                   (1,000,000)         (1,000)          1,000              --              --              --
American Market Support
  Network, Inc outstanding
  shares held by existing
  shareholders at time of merger          5,225,650           5,226              --              --              --           5,226
Common stock issued July
  16, 2003 in connection
  with merger with American
Market Support Network, Inc.             19,658,397          19,658         (19,658)             --              --              --
Common stock issued for
  inventory to related party                600,000             600         599,400              --              --         600,000
Cancellation of common
  stock issued in
  connection with
  acquisition of inventory                 (600,000)           (600)       (599,400)             --              --        (600,000)
Common stock issued for
  previously incurred
  debt to related party                   1,000,000           1,000         999,000              --              --       1,000,000
Cancellation of common
  stock previously issued
  to Company officer                     (1,000,000)         (1,000)       (999,000)             --              --      (1,000,000)
Common stock issued in
  exchange for services
  rendered                                  100,000             100          59,900              --              --          60,000
Common stock issued in
  exchange for services
  rendered                                1,244,202           1,244          36,062              --              --          37,306

Common stock subscribed                   1,000,000           1,000         499,000        (500,000)             --              --

Net loss                                         --              --              --              --        (122,667)       (122,667)
                                        -----------     -----------     -----------     -----------     -----------     -----------
Balance at December 31, 2003             27,228,249          27,228         675,304        (500,000)          9,421         211,953
Common stock issued in exchange
  for cash, net of costs                  3,154,402           3,155         842,239              --              --         845,394

Common stock subscribed                     565,000             565         281,935        (282,500)             --              --

Common stock issued in
  exchange for services
  rendered and previously
  subscribed shares                       5,270,000           5,270       2,567,730         782,500              --       3,355,500
Spin off of Arizona Aircraft
  Spares, Inc. (Note B )                         --              --      (4,367,208)             --       4,357,787          (9,421)

Net loss                                         --              --              --              --      (4,687,683)     (4,687,683)
                                        -----------     -----------     -----------     -----------     -----------     -----------

Balances December 31, 2004               36,217,651     $    36,218     $        --     $        --     $  (320,496)    $  (284,278)
                                        ===========     ===========     ===========     ===========     ===========     ===========

                             The accompanying notes are an integral part of these financial statements.

                                                                F-6

                                 CELL WIRELESS CORPORATION
                         (FORMERLY ARIZONA AIRCRAFT SPARES, INC.)
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                2004              2003
                                                             -----------      -----------
Cash Flow From Operating Activities
  Net loss                                                   $(4,687,683)     $  (122,667)
  Loss from discontinued operations                            4,310,717           64,119
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Increase in accounts payable and accrued expenses, net           376,785           58,498
                                                             -----------      -----------
  Net cash (used in) Operating Activities                           (181)             (50)
                                                             -----------      -----------


Cash Flow to Investing Activities
  Cash Provided (Used) in Investing Activities                        --               --
                                                             -----------      -----------

Cash Flow to Financing Activities
  Cash Provided (Used) in Financing Activities                        --               --
                                                             -----------      -----------
  Net Increase (Decrease) in Cash Balances                          (181)             (50)

  Cash Balances at Beginning of Period                               545              595
                                                             -----------      -----------
  Cash Balance at End of Period                              $       364      $       545
                                                             ===========      ===========


        The accompanying notes are an integral part of these financial statements.


                                           F-7

                            CELL WIRELESS CORPORATION
                    (FORMERLY ARIZONA AIRCRAFT SPARES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Description of the Business Activity
------------------------------------

Cell Wireless Corporation, formerly Arizona Aircraft Spares, Inc. ("Company" or "Cell Wireless"), was formed in November, 2000 under the laws of the State of Nevada. As of December 31, 2004, the Company had no operations and was in the process of completing an acquisition of a privately-held business which provides long distance telephone services and recapitalizing its capital structure (see Notes B and I). The consolidated financial statements include the accounts of the Company and its formerly wholly-owned subsidiary, Arizona Aircraft Spares, Inc., a company formed under the laws of the state of Arizona ("Arizona Aircraft"). All significant inter-company transactions have been eliminated in consolidation (see Note B). The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control but over which it does exert significant influence.

In accordance with APB 18, the Company's share of losses of Arizona Aircraft exceeds the carrying amount of an investment accounted for by the equity method plus advances made by the investor. The investor ordinarily should discontinue applying the equity method when the investment (and net advances) is reduced to zero and should not provide for additional losses

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collection of billing is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collection of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist of cash held in bank deposit accounts and short term, highly liquid maturities of three months or less at the date of the date of purchase. Cash equivalents are carried at amortized cost, which approximate fair value.

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break even operating results over an extended period. The Company evaluates the recoverability of long lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Depreciation is calculated using the straight line method over the estimated useful lives of the assets.

Net Loss Per Share
------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company will periodically review its trade receivables in determining its allowance for doubtful accounts.

Income Taxes
------------

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

Liquidity
---------

The Company is in the process of establishing a new business which will operate a telecommunications multilevel marketing business (see Notes B and H). As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $ 180,151 and $58,548 during the years ended December 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its assets liabilities by $ 284,278 as of December 31, 2004. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Comprehensive Income
--------------------

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (SFAS No.148), "Accounting for Stock-based Compensation- Transition and Disclosure-an amendment of SFAS 123 ". This statement amends SFAS No.123, "Accounting for stock based Compensation "to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the years ended after December 31, 2002. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2004.

FOREIGN CURRENCY TRANSLATION
----------------------------

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholder's equity. Foreign currency transaction gains and losses are included in the statement of operations.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the years ended December 31, 2004 and 2003.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued SFAS No.123 (revised 2004) (SFAS No. 123R), Shared-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using fair value based method on the grant date and record stock-based compensation expense over the service period or the vesting period. The standard also requires public companies to initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement. Changes in fair value during the requisite service period will be recognized as compensati on cost over that period. We are required to adopt the new standard for interim or annual periods beginning after June 15, 2005. Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees equity awards in our consolidated statements of operations using fair value based method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of fair value based method in the notes to the consolidated financial statements for periods prior to the adoption. Even though we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we do not expect the adoption of SFAS No. 123R to initially have a significant impact on our financial position and results of operations.

NOTE B - SPIN-OFF AND DISCONTINUED OPERATIONS

On December 30, 2004, the Company initiated the spin-off and distribution (the "Distribution" or "Arizona Aircraft Spin-off") to its shareholders and former Management of an amount equal to approximately eighty percent (80%) of the shares of its formerly wholly-owned and sole operating business segment and subsidiary, Arizona Aircraft Spares, Inc., an Arizona corporation ("Arizona Aircraft").

Under the Distribution, the shareholders of record as of December 28, 2004, shall receive a dividend of approximately one (1) share of Arizona Aircraft for every 9 shares of common stock of Cell Wireless Corporation held by them at that date, or an aggregate amount equal to 4,000,000 shares of Arizona Aircraft Spares common stock. The Distribution of the 4,000,000 shares to the Company's shareholders shall be completed subsequent to the date of the financial statements. The total distribution of 4,000,000 common shares will be issued pro-rata to 36,217,651 shares in the ratio held at December 30, 2004.

In addition, Arizona Aircraft Spares issued four million (4,000,000) shares of Arizona Aircraft Spares, Inc. common stock to former senior Management subsequent to the Arizona Aircraft spin-Off, 2,000,000 of these shares were issued subsequent to year end.

There is no operating or business relationships between Cell Wireless and Arizona Aircraft at the spin off date or any relationship currently planned.

The Company's investment in Arizona Aircraft represents 20% interest in that corporation's outstanding common stock. The Company does not have the ability to exercise significant influence over operating and financial policies, as defined under FIN No. 46 and accordingly initially accounted for the investment in Arizona Aircraft using the equity method of accounting. The estimated fair value of the investment is $0 as of December 31, 2004, and in accordance with APB 18, the Company has discontinued applying the equity method of accounting in connection with this investment.

As a result of the spin-off of Arizona Aircraft , the Company has de-consolidated Arizona Aircraft as of December 30, 2004 by reducing consolidated retained earnings (deficit) in the amount of the net liabilities of Arizona Aircraft of $ 4,357,787.

As a result of the spin-off of Arizona Aircraft Spares, the Company accounted for the business segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Accordingly, cash flows from the Arizona Aircraft Spares operations are reported as "net cash provided by (used in) discontinued operations" whether associated with operating, investing or financing activities.

The financial statements reflect the operating results of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the years ended December 31, 2004 and 2003 were:

                                                     2004             2003
                                                 -----------      -----------

Revenues                                         $   527,504      $ 1,007,612
Expenses                                           5,035,036        1,071,731
                                                 -----------      -----------
Net loss before tax                               (4,507,532)         (64,119)
Income tax provision (benefit)                            --               --
                                                 -----------      -----------

Loss on discontinued operations , net of tax     $(4,507,532)     $   (64,119)
                                                 ===========      ===========


NOTE C - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable for and accrued expenses at December 31, 2004 consist of the following:

                  Accounts payable     $    44,794
                  Accrued expenses         239,829
                                       -----------
                  Total                $   284,623
                                       ===========


NOTE D- RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, 1Cellnet LLC advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due 1Cellnet at December 31, 2004 is $ 43,014 and is included in accrued expenses (see Note C).


NOTE E - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, with $0.001 par value per share. As of December 31, 2004, there are no preferred shares issued and outstanding. The Company is authorized to issue 500,000,000 shares of common stock, with $0.001 par value per share. As of December 31, 2004, the Company has issued and outstanding 36,217,651 of common stock.

During 2004, the Company sold 3,154,402 shares of common stock for cash to investors for an aggregate amount $845,394.

The Company also issued 5,270,000 shares of common stock to employees and consultants in exchange for services rendered valued at $3,355,500 and charged to operating expenses. The amount included the value of 565,000 shares of subscribed for and unpaid shares of common stock. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE F - STOCK OPTIONS AND WARRANTS

Non-Employee warrants
---------------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation in connection with issuance of the Company's debt.


                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------
                                         Weighted Average         Weighed                       Weighted
                         Number        Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable   Exercise Price
   ---------------     -----------         ------------        --------------  -----------   --------------
        $ .10            50,000                4.0                 $ .10          50,000         $ .10

Transactions involving warrants issued to non-employees are summarized as follows:
                                                                Weighted Average
                                             Number of Shares    Price Per Share
                                             ----------------    ---------------

         Outstanding at January 1, 2003
            Granted                                50,000           $    .10
            Exercised                                  --                 --
            Canceled or expired                        --                 --
                                                ---------           --------
         Outstanding at December 31, 2003          50,000                 --
            Granted                                    --                 --
            Exercised                                  --                 --
            Canceled or expired                        --                 --
                                                ---------           --------
         Outstanding at December 31, 2004          50,000           $    .10
                                                =========           ========

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation
----------

Shortly after the announced asset acquisition agreement between the Company and 1Cellnet, a lawsuit was filed for collection of a secured promissory note of Arizona Aircraft in the approximate amount of $218,470 representing the amounts due on the note, interest, legal fees and settlement costs.

On March 17, 2005, Cell Wireless agreed to pay the outstanding debt and the Court dismissed the legal action with prejudice. In connection with the settlement, the Company agreed to pay $192,475 over a period of 12 months beginning in March, 2005, with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. At December 31, 2004, the Company has accrued a liability of $ 192,475 in connection with the litigation.

From time to time, claims are made against the Company in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company's results of operations for that period or future periods.

Lease Commitments
-----------------

The Company leases office space on a month to month basis at the rate of $1,300 per month.

Rental expenses charged to operations for the years ended December 31, 2004 and 2003 and included in net loss from discontinued operations are $83,004 and $83,004, respectively.

Consulting Agreements
---------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company shareholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.


NOTE H - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2004 and 2003, the Company incurred losses from operations of $ 180,151 and $ 58,548, respectively. The Company's current liabilities exceeded its assets liabilities by $ 284,278 as of December 31, 2004. The Company has also undergone a recapitalization in connection with establishing a new business and its operations are subject to all risks inherent in the establishment of a new business enterprise. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, Management believes that the Company can continue to operate. However, no assurance can be given that Management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon Management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


NOTE I - SUBSEQUENT EVENTS

Acquisition and Capital Restructure
-----------------------------------

On November 15, 2004, the Company entered into an Asset Purchase Agreement ("Agreement") with 1Cellnet LLC, a limited liability company formed under the laws of the State of Delaware ("1Cellnet") a privately held company operating a telecommunications multi-level marketing business in the Country of Australia. The Company consummated the acquisition of the 1Cellnet assets on March 9, 2005.

In connection with the Agreement, the Company issued 59,078,619 shares of its restricted common stock to 1Cellnet and assumed certain 1Cellnet liabilities in exchange for 1Cellnet assets. In addition, certain principal officers of 1Cellnet acquired 17,158,397 shares of the Company's common stock held by its former President and Chief Executive Officer in exchange for $435,000 and a promissory in the amount of $200,000. As a result, 1Cellnet and its principals own eighty percent (80%) of the Company.

Separately, the Company agreed to issue to its former President and Chief Executive Officer a warrant to acquire 1,000,000 shares of the Company's common stock with an exercise price of $.30 per share and a warrant to acquire 1,000,000 shares of the Company's common stock at $1.00 per share. The warrants expire two (2) years from the date of issuance and will be accounted for as an organization cost pursuant to SOP 98-5.

At the time of the Agreement, the Company was an inactive publicly registered shell corporation with no significant assets or operations. As a result of the Agreement, 1Cellnet owned eighty percent (80%) of the Company's issued and outstanding shares, there was a change in control of the Company, and in accordance with SFAS No. 141, 1Cellnet is the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure.

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and 1Cellnet shall be the surviving entity. The total carrying value of net assets acquired was $ 3,431,736 which included Intellectual Property of $2,977,500. The Company did not recognize goodwill or any other intangible assets in connection with the transaction.

Effective with the Agreement, substantially all of 1Cellnet's assets were exchanged for an aggregate of 59,078,619 shares of the Company's restricted common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

In connection with the Agreement, the Company's shareholders voted to change its name to Cell Wireless Corporation and increase its authorized shares of $.001 par value common stock from 40,000,000 to 500,000,000.

The Company has not filed historical audited financial statements of 1Cellnet, LLC business as required under Rule 3-05 of Regulation S-X. As soon as the audit of the financial statements has been completed, the Company shall file the financial statements on SEC Form 8-K/A.

The following unaudited pro forma information summarizes the combined results of operations as if the acquisition of the 1Cellnet assets and accompanying recapitalization of the Company has occurred at the beginning of 2004:

                             (UNAUDITED)
                             -----------
         Net sales                                               $ 21,955,450
         Net  (loss) available for common shareholders             (1,984,618)
         (Loss) per common share - basic                         $     (0.055)
           (Loss) per common share- diluted                      $     (0.021)
         Total assets                                               3,696,109
         Total stockholders' equity                              $  2,975,357