Form 10QSB
period 2005-03-31
Cell Wireless CORP
filed 2005-06-09
CIK 1141880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                        Commission file number 000-49849

                            CELL WIRELESS CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)


              NEVADA                                       88-0483722
              ------                                       ----------
     (State or jurisdiction of                 (IRS Employer Identification No.)
    incorporation or organization)


                    4625 EAST BROADWAY, TUCSON, ARIZONA 85711
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (520) 881-4632

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

                                 Yes [X] No [ ].

         As of April 13, 2005 the Registrant had 95,296,270 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CELL WIRELESS CORPORATION
                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet: As of March 31, 2005

                  Condensed Consolidated Statements of Operations: Three months Ended March 31, 2005 and 2004

                  Condensed Consolidated Statement of Stockholders' Equity:
                  Three Months ended March 31, 2005

                  Condensed Consolidated Statements of Cash Flows: Three months Ended March 31, 2005 and 2004

                  Notes to Condensed Consolidated Financial Statements: as of March 31, 2005

         Item 2.  Management Discussion and Analysis

         Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

ITEM 1 FINANCIAL STATEMENTS
---------------------------

The following unaudited Condensed Consolidated Financial Statements as of March 31, 2005 and for the three months ended March 31, 2005 have been prepared by Cell Wireless Corporation


                            CELL WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      March 31
                                                                       2005
                                                                    -----------
                                                                    (Unaudited)
                                     ASSETS
Current Assets
     Cash                                                           $    48,324
     Restricted Cash (Note B)                                           170,464
     Prepaid expenses                                                    15,040
                                                                    -----------
          Total Current Assets                                          233,828
 Property and Equipment, Net (Note C)                                   292,873
 Intangible Assets, net (Note D)                                      2,926,251
                                                                    -----------
        Total Assets                                                $ 3,452,952
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and Accrued Expenses (Note E)                 $   871,158
     Note Payable (Note E)                                              192,475
                                                                    -----------
        Total Current Liabilities                                     1,063,633
                                                                    -----------

Stockholders' Equity: (Note F)
    Preferred Stock $.001 par value; Shares authorized:
      10,000,000; Shares Issued & Outstanding:  None                         --
    Common Stock $.001 Par Value; Share authorized:
      500,000,000; Issued & Outstanding: 95,296,270 at
      March 31, 2005                                                     95,297
    Additional Paid in Capital                                        2,435,898
    Accumulated Deficit                                                (141,876)
                                                                    -----------
        Total Stockholders' Equity                                    2,389,319
                                                                    -----------
            Total Liabilities & Stockholders' Equity                $ 3,452,952
                                                                    ===========


              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                            CELL WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the Three months Ended
                                                              March 31
                                                      -------------------------
                                                         2005           2004
                                                      -----------   -----------
Revenues                                              $ 1,418,432   $10,713,557
Cost of Sales                                             679,250     8,999,388
                                                      -----------   -----------
Gross Profit                                              739,182     1,714,169
                                                      -----------   -----------
Operating Expenses:
   Selling, General & Administrative                      344,472       378,894
   Amortization and Depreciation                           58,920            --
                                                      -----------   -----------
     Total Operating Expenses                             403,392       378,894
                                                      -----------   -----------

Net Operating Income                                      335,790     1,335,275

   Income tax expense (benefit)                           100,700       400,600
                                                      -----------   -----------
Net Income                                            $   235,090   $   934,675
                                                      ===========   ===========
Net Earnings Per Share - Basic & Diluted              $       .03   $      0.10
                                                      ===========   ===========
Weighted Average Number of Common Shares Used in
the Computation of Earnings Per Share                  95,296,270    95,296,270
                                                      ===========   ===========


              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                                            CELL WIRELESS CORPORATION
                            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                   (UNAUDITED)

                                                                     Additional                     Total
                                           Common         Stock       Paid-In      Retained      Shareholders'
                                           Shares        Amount       Capital      Earnings        Equity
                                        -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2004             36,217,651   $    36,218   $        --   $  (376,966)   $  (340,748)

   Shares issued for acquisition of
   assets, 1Cellnet, LLC net of costs    59,078,617        59,079     2,435,898            --      2,494,977
   Net income for the three months
   ended  March 31, 2005                         --            --            --       235,090        235,090
                                        -----------   -----------   -----------   -----------    -----------
Balance at March 31, 2005                95,296,268   $    95,297   $ 2,435,898   $  (141,876)   $ 2,389,319
                                        ===========   ===========   ===========   ===========    ===========


                 See accompanying footnotes to the unaudited condensed consolidated financial statements

                                                        5

                            CELL WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                        2005           2004
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Cash Provided  (Used) by Operating Activities        $   54,544     $   151,882
Cash  ( Used ) in Investing Activities                 (142,565)     (1,888,979)
Cash Provided (Used ) in Financing Activity                   0              0

Net Increase (Decrease) in Cash Balances                (88,021)     (1,737,097)

Cash Balances at Beginning of Period                    136,345       5,357,178
                                                     -----------    -----------
Cash Balance at End of Period                        $   48,324     $ 3,620,081
                                                     ===========    ===========

Supplemental Information:
Cash paid during the period for interest                      --             --
Cash paid during the period for taxes                         --             --
Common shares issued in connection with
recapitalization, net                                $ 2,494,977             --
                                                     ===========    ===========

             See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

                            CELL WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Basis of Presentation
---------------------

Cell Wireless Corporation (the "Company", "Cell Wireless", or "CLWL") is a Nevada Corporation, formerly named Arizona Aircraft Spares, Inc., maintains offices located in Tucson, Arizona and Surfers Paradise, Queensland, Australia.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cell Wireless Australia, PTY, LTD a company formed under the laws of Queensland, Australia. Significant intercompany transactions have been eliminated in consolidation.

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

Subsequent to the date of the financial statements, the Company agreed to issue to its former President and Chief Executive Officer a warrant to acquire 1,000,000 shares of the Company's common stock with an exercise price of $.30 per share and a warrant to acquire 1,000,000 shares of the Company's common stock at $1.00 per share. The warrants expire two (2) years from the date of issuance and will be accounted for as an organization cost pursuant to SOP 98-5.

At the time of the Agreement, the Company was an inactive publicly registered shell corporation with no significant assets or continuing operations. As a result of the Agreement, 1Cellnet owned eighty percent (80%) of the Company's issued and outstanding shares, there was a change in control of the Company, and in accordance with SFAS No. 141, 1Cellnet is the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure.

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and 1Cellnet shall be the surviving entity. The total carrying value of net assets acquired was $3,466,457 which included Intellectual Property of $2,926,500. The Company did not recognize goodwill or any other intangible assets in connection with the transaction.

Effective with the Agreement, substantially all of 1Cellnet's assets were exchanged for an aggregate of 59,078,619 shares of the Company's restricted common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The following summarizes the asset purchase agreement with 1Cellnet:

Assets acquired                                                  $ 3,466,457
Liabilities assumed                                                (892,442)
Issuance of  shares of common stock                            $ (2,574,015)
                                                               ============

The Company initially allocated the asset purchase of 1Cellnet based upon the historical cost of the assets acquired and liabilities assumed. The Company is in the process of calculating valuations of certain intangible assets, and obtaining third party verification of the valuations. Accordingly, the allocation of the purchase price is subject to adjustment based upon these valuations

In connection with the Agreement, the Company's shareholders voted to change its name to Cell Wireless Corporation and increase its authorized shares of $.001 par value common stock from 40,000,000 to 500,000,000.

The Company has not filed historical audited financial statements of the 1Cellnet, LLC business as required under Rule 3-05 of Regulation S-X. As soon as the audit of the financial statements has been completed, the Company shall file the financial statements on SEC Form 8-K/A.

Spin-Off of Subsidiary
----------------------

On December 30, 2004, the Company initiated the spin-off and distribution (the "Distribution" or "Arizona Aircraft Spin-off") to its shareholders and former management of an amount equal to approximately eighty percent (80%) of the shares of its formerly wholly-owned and sole operating business segment and subsidiary, Arizona Aircraft Spares, Inc., an Arizona corporation ("Arizona Aircraft").

Under the Distribution, the shareholders of record as of December 28, 2004, shall receive a dividend of approximately one (1) share of Arizona Aircraft for every 9 shares of common stock of Cell Wireless Corporation held by them at that date, or an aggregate amount equal to 4,000,000 shares of Arizona Aircraft Spares common stock. As of the date of the financial statements, the distribution of the 4,000,000 shares to the Company's shareholders has not been completed. The total distribution of 4,000,000 common shares will be issued pro-rata to 36,217,651 shares in the ratio held at December 30, 2004.

In addition, Arizona Aircraft Spares issued four million two hundred thousand(4, 200,000) shares of Arizona Aircraft Spares, Inc. common stock to former senior management of the Company and consultants..

Other than completing certain ministerial corporate acts, there is no operating or business relationships between Cell Wireless and Arizona Aircraft at the spin off date or any relationship currently planned.

The Company's investment in Arizona Aircraft represents 20% interest in that corporation's outstanding common stock. The Company does not have the ability to exercise significant influence over operating and financial policies, as defined under FIN No. 46 and accordingly initially accounted for the investment in Arizona Aircraft using the equity method of accounting. The estimated fair value of the investment is $0 as of March 31, 2005, and in accordance with APB 18, the Company has discontinued applying the equity method of accounting in connection with this investment.

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. There was no allowance for doubtful accounts at March 31, 2005.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has had no stock based employee compensation during the period of this report.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

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

The Company generates revenues from the forward purchase of specified amount of airtime by customers. Revenues are recognized as credits as airtime is used. Unused airtime is carried on the balance sheet and is included under unused telecom revenue within other current liabilities Connection fees are recognized as revenue upon initial signing of contract with customers.

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

Long-Lived Assets
-----------------

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

Net Earnings Per Share
----------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128). Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period of this report common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby increasing the net income per common share.

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

NOTE B- RESTRICTED CASH

Pursuant to an agreement with a credit card processing agent under a credit card marketing agreement ("Agent"), the Company agreed to deposit a portion of its credit card proceeds the Agent processes on behalf of the Company from sales of its services and airtime into an restricted non-interest bearing account to secure Agent against invalid credit card charges. The funds will be released in September 2005. As of March 31, 2005, the amount has not been released to the Company and the balance amounted $170,464.


NOTE C- PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The property and equipment owned as of March 31, 2005 are as follows:

Description                                                             Amount
-----------                                                             ------
Furniture & fixtures                                                  $  22,103
Computers & software                                                    322,088
Less accumulated depreciation                                           (51,318)
                                                                      ---------
Property & equipment, net                                             $ 292,873
                                                                      =========


NOTE  D- INTANGIBLE ASSETS

The cost to acquire the intangible assets has been allocated to the assets acquired according to estimated fair values

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

The intangible assets acquired are:

                             Gross                                           Weighted Average
                           Carrying     Accumulated               Residual    Amortization
                            Amount     Amortization      Net        Value    Period (Years)
                            ------     ------------      ---        -----    --------------
Amortizable Intangible
Assets:
                         $3,080,000       $153,750   $2,926,250     $0.00          15

Total amortization expense charged to operations for the three months ended March 31, 2005 and 2004 was $51,250 and $0.00, respectively. The intellectual property was acquired in July, 2004

Estimated amortization expense for the years ended December 31 is as follows:

       2005                             $  205,000
       2006                                205,000
       2007                                205,000
       2008                                205,000
       2009                                205,000
                                        ----------
       Total                            $1,025,000
                                        ==========

NOTE E- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2005 are comprised of the following:

Accounts payable                                                        $125,168
Income taxes payable                                                     100,700
Accrued Payroll and  taxes payable                                        32,126
Unused Telecom revenue                                                   613,164
                                                                        --------

Total                                                                   $871,158
                                                                        ========


Unused telecom charges are the accumulated prepaid accounts of the members and users of the telecom system. Since most charges are prepaid by credit or debit card, unused time is booked to the liability account and reflects the estimate of management totaling $ 613,164 for the total unused minutes at March 31, 2005.

Income Taxes Payable
--------------------

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

Income taxes are not due until after the year end December 31, 2005. Taxes are estimated at a rate of 30% of net income during the interim periods and adjusted to actual at year end. Since the company does business in over 200 countries, the provision for taxes is difficult to predict, but the Australian rates for federal and state taxes in use in this report are an indication of the tax rates in most countries. Our prediction of taxes due is as follows:

          Type of Tax          Rate                       Tax
          -----------          ----                       ---
                                             Three Months Ended March 31,
                                             ----------------------------
                                            2005                         2004
                                            ----                         ----
Federal - Australian rates      30%        $100,700                  $ 400,600


Note Payable Performance Funding:
---------------------------------

On March 17, 2005, Cell Wireless agreed to pay an outstanding debt of Arizona Aircraft Spares, Inc., its predecessor. The Company agreed to relinquish funds garnished in the amount of $16,935 as payment at the agreement date and to pay the balance of $192,475 over a period of 12 months with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. Since this agreement is a full assumption of the debt of Arizona Aircraft Spares, Inc., it is included in the balance sheet of Cell Wireless Corporation for the period ended March 31, 2005 and December 31, 2004.


NOTE F - STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of preferred stock, with $0.001 par value per share. As of March 31, 2005 there were no preferred shares issued and outstanding. The Company is authorized to issue 500,000,000 shares of common stock, with $0.001 par value per share.

Pursuant to the Asset Acquisition Agreement (see Note A) consummated on March 9, 2005, 59,078,617 common shares were issued to the shareholders of 1Cellnet for the assets acquired in the Agreement.

As of March 31, 2005, the Company has issued and outstanding 95,296,270 common shares.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview
--------

The following information should be read in conjunction with the financial statements and the notes thereto, as well as the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the Company's merger agreement Report on SEC Form 8-K. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

General Business Description
----------------------------

Cell Wireless Corporation (CLWL) is a Nevada Corporation, formerly Arizona Aircraft Spares, Inc., whose business offices are currently located in Tucson, Arizona and Surfers Paradise, Queensland, Australia. The Company was formed in November, 2000, is now involved in the marketing and sale of wireless telephone long distance services to individuals and businesses. "Cell Wireless Corporation" is an internet retailer of long distance phone services, and is supplying both standard line and custom tailored solutions to residential and corporate business telephone service users in selected global markets.

The unique selling position of "Cell Wireless Corporation" is the facility that allows customers (Member/Marketers) to network market the service products and therefore expand the user market by attracting additional members to the system. Each member can be both a seller and a user of the services. There are currently more than 75,000 active member/users aligned with the service system. New users must become a member and pay a member fee and a deposit on telephone service. Renewals or recharges to a member's account are paid in advance by credit card or bank transfer and credited for telephone time used.

Telephone time is currently purchased world wide from MCI, and then resold to the members at a markup. Elaborate software systems are utilized to assure that time used is charged to the members account and subsequently paid to the MCI time provider. Each member receives commissions from sponsored members use. The purchase of telephone time and the membership fees are the revenue stream of the company.

The major expenses of the Company is the purchase of the telephone time from MCI and maintaining membership records to properly allocate commissions and expenses to members accounts in over 200 countries worldwide. All of the above is accomplished by the use of several proprietary software systems that have been developed or purchased over the last several years

FORWARD-LOOKING STATEMENTS
--------------------------

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

OVERVIEW
--------

On March 9, 2005 the Company completed the acquisition of the assets of 1Cellnet, LLC ("1Cellnet"). For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and 1Cellnet is the surviving entity. 1Cellnet `s predecessor is Global TLC Pty LTD ACN 107 826 782 ("Global"), an entity formed under the laws of the Country of Australia. The following discussion and analysis represents 1Cellnet and Global's results of operations during the three months ended March 31, 2005 and 2004 as if the acquisition was completed on January 1, 2005.

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

During the first three months of the year, the revenues of the company reached $1,418,432 and net profits were $335,790, before tax provision of $100,700. After deducting cost of sales of $679,250 and administrative expenses of $403,392 and income tax provision of $100,700, the company net income was $235,090. Cash flows from operations totaled $54,544, adjusted for non-cash expenses of depreciation and amortization totaling $58,920.

While the Company's expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to net revenues until such time that a new member drive commences and new revenue streams are developed. However, there can be no assurance that new members will be recruited by the Company, or if signed on, that such new member revenues will be on a timely basis. Substantial effort is being put forth to increase the revenue from existing members and the results of these efforts will be realized during the remainder of the year and continue in the future. Failure to accomplish these goals on a timely basis would have a severe material adverse effect upon the Company.

The Company has not filed historical audited financial statements of the 1Cellnet, LLC business as required under Rule 3-05 of Regulation S-X. As soon as the audit of the financial statements has been completed, the Company shall file the financial statements on SEC Form 8-K/A.


Comparison of the Three months Ended March 31, 2005 (the "2005 Period") with the
--------------------------------------------------------------------------------
Three months Ended March 31, 2004
---------------------------------

Revenues:
---------

During the three months ended March 31, 2005 the Company generated revenues of $1,418,432, compared to $10,713,557 during the same period in 2004, a $9,295,125, or an 87% decrease. The main reason for the reduction in sales is that the company was receiving substantial revenues from new member sign up fees for the nearly 140,000 members that came to the company in its first 14 months of operations. The Company was unable to handle the growth and international credit card fraud and substantial non-performance by contracting service systems providers. The Company has made great strides in the last two quarters of 2004 to reduce the reliance on outside contracting by acquiring the intellectual property and equipment necessary to be self contained. In addition, by switching credit card servers and developing proprietary software systems that contain control features, the credit card fraud of the past has been reduced to occasional. The result is a profitable company with its management systems under complete control and revenues are once again on the rise. Management is projecting modest growth in the next year and conservatively expects modest growth to continue at rates equal to the extremely fast growing competitive market.

Cost of Sales
-------------

For the three months ended March 31, 2005, the Company's gross profit margin was 52% compared to 16% for the first three months of 2004. Due to large commission costs in 2004 and the high payout of service related fees, the cost of sales for the private company was 36% higher than the results of operations for the first quarter of 2005. The increased margins are due to the efforts of management to control the operations of the company and to pull its operations under its own roof to stop inconsistent service provided by outside contractors. The Company's margins will fluctuate from period to period because absorbed overhead increases when volume decreases.

Selling, General and Administrative
-----------------------------------

The Company's selling, general and administrative expenses decreased $ 44,115 to $334,759 in the first quarter of 2005 as compared to $378,874 for the three months ended March 31, 2004. This small decrease is indicative of the fact that cutting costs of administration is related to the minimum cost of doing business. Management does not expect reductions in the administrative costs of the company and is projecting an increase due to the cost of being a public entity.

Administrative expenses for consultants, legal costs, audits and accounting services will all increase during this 2005 period over the 2004 period. In addition, there are further increases expected in the coming years. Although the Company's general and administrative expenses are, to a significant extent, fixed in advance, the Company is making efforts to adjust spending in relation to the expected net revenues. The Company has yet to complete all increased expense items relating to its public company status. Until these expense categories have gone full cycle, the administrative expenses will continue to rise but will become more controlled in relation to sales revenue as the Company becomes well funded and revenues increase.

As the Company continues to expand, it will incur additional costs for personnel, marketing and travel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to employees, and grant Company stock options to current and future employees.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2005, the Company had current assets of $233,828 and current liabilities of $1,063,633 which resulted in a negative working capital position of $829,805. Estimated income tax provision for interim period taxes in the amount of $100,700 will be due in March, 2006, and $192,475 of this deficiency is the Performance Funding note described above. This note requires payments of $16,092 per month for twelve months. Arizona Aircraft Spares, Inc. is liable for the note and has been making the payments thereon. The results of operations created a net cash flow of $54,544, adjusted for depreciation and amortization, along with changes in working capital. Cash used in investing activities represented a $142,565 increase in restricted capital reserve account to $170,464 as of the date of this report. The reserve is the requirement of credit card processors for retention of a 10% amount of credit cards processed. These funds are restricted for up to one year and are not available for operations until released. The Company met its cash requirements during the period through operations and has not yet tapped the market for borrowings and sale of capital stock.

The Company is also pursuing other financial resources to augment its cash requirements for retirement of debt, expansion of operations and acquisition of suitable companies and products. A restricted stock placement to sophisticated investors is an example of a cash infusion that will provide the Company with much needed working capital to continue its expansion and sales growth into international and domestic markets. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition

Application of Critical Accounting Policies
-------------------------------------------

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

Potential Fluctuations In Annual Operating Results
--------------------------------------------------

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the telephone service industry. Our results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material influence on the results for any period. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future period.

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

Statements appearing in this report on Form 10-KSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.


ITEM 3 CONTROLS AND PROCEDURES
------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the period ended March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff
---------------------------------

Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. Management feels this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.




                            PART II OTHER INFORMATION
                            -------------------------

Item 1 Legal Proceedings
------------------------

Shortly after the announced Asset Acquisition Agreement between the Company and 1Cellnet, LLC, a lawsuit was filed for collection of a secured promissory note of Arizona Aircraft Spares, Inc. (the Company's former wholly-owned subsidiary) in the approximate amount of $218,470 representing the amounts due on the note, interest, legal fees and settlement costs.

On March 17, 2005, Cell Wireless agreed to pay the outstanding debt and the Court dismissed the legal action with prejudice. In connection with the settlement , the Company agreed to pay $192,475 over a period of 12 months beginning in March, 2005, with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. At December 31, 2004, the Company has accrued a liability of $ 192,475 in connection with the litigation.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

On March 9, 2005 the Company issued 59,078,619 common shares of its common stock in connection with the consummation of its acquisition of the 1Cellnet assets. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder

Item 3 Defaults upon Senior Securities
--------------------------------------

         None

Item 4 Submission of Matters to a Vote of Security Holders
----------------------------------------------------------

         None

Item 5 Other Information
------------------------

         None

Item 6 - Exhibits
-----------------

     (a) Exhibits

         Exhibit (31) Certifications pursuant to Section 302, of the
              Sarbanes-Oxley Act of 2002
              (1) Certification by John Bohringer
              (2) Certification by Sylvia Quintero

         Exhibit (32) Certifications pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.
              (1)  Certification by Sylvia Quintero
              (2)  Certification by John Bohringer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        CELL WIRELESS CORPORATION

Date: June 9, 2005                      By: /s/ John Bohringer
                                            ---------------------------------
                                        John Bohringer
                                        President and Chief Executive Officer


Date: June 9, 2005                      By: /s/ Sylvia Quintero
                                            ---------------------------------
                                        Sylvia Quintero
                                        Chief Financial Officer