Form 10QSB
period 2005-06-30
Cell Wireless CORP
filed 2005-08-23
CIK 1141880

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

(Address of Principal Executive Offices)

Registrant’s telephone number: (520) 881-4632

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

Yes [X] No [  ].

As of July 26, 2005 the Registrant had 95,296,270 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

CELL WIRELESS CORPORATION

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending June 30, 2005

Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet: As of June 30, 2005

Condensed Consolidated Statements of Income: Six and Three months Ended June 30, 2005 and 2004

Condensed Consolidated Statement of Stockholders’ Equity: Six Months ended June 30, 2005

Condensed Consolidated Statements of Cash Flows: Six Months Ended June 30, 2005  and 2004

Notes to Condensed Consolidated Financial Statements: as of June 30, 2005

         Item 2. Management Discussion and Analysis

         Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

ITEM 1 FINANCIAL STATEMENTS

CELL WIRELESS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET

                              June 30 2005 (Unaudited)

ASSETS

Current Assets

     Cash and cash equivalents                            $      71,050

     Restricted cash  (Note B)                            139,348

     Other current assets                                  57,264

          Total Current Assets                              267,662

  Property and equipment, net of accumulated depreciation of $68,578 Net (Note C)                              281,957

  Intangible assets , net ( Note D)                                2,977,501

Total Assets                                $  3,527,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses (Note E)                               $ 1,231,447

Note payable (Note E)                                     160,601

Total Current Liabilities                         1,392,048

Stockholders’  Equity: (Note F)

    Preferred stock $.001 par value; shares authorized: 10,000,000 ;shares issued and outstanding:  None                          -

    Common stock $.001 Par Value; share authorized: 500,000,000 ;issued and outstanding: 95,296,270                         95,297

  Additional paid in capital                             2,301,586

Accumulated deficit                                      (261,811)

Total Stockholders’ Equity                            2,135,072

    Total Liabilities Stockholders’  Equity                              $ 3,527,120

See accompanying footnotes to the unaudited condensed consolidated financial statements

CELL WIRELESS CORPORATIONCONDENSED CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)

      For the Three months Ended June 30      For the Six months Ended June 30

      2005      2004      2005      2004

Revenues       $563,584      $3,643,454  $1 982 016      $8,744,290

Cost of Sales       294,828      3,114,452      974,078      7,474,685

Gross Profit       268,756      529,002     1,007 938      1,269,605

Operating Expenses:

Selling, General & Administrative       452,094      237,149      796,565      569,158

Amortization and Depreciation      68,617      1,124      127,537     2,698

Total Operating Expenses      520,711      238,273      924,102      571,856

Income (loss)  from Operations      (251,955)      290,729     83,836      697,749

Income tax expense (benefit)         75,550      87,219                   25,151       209,325

Net Income (Loss)      $  (176,405)      $203,510        $      58,685      $488,424

Net Earnings Per Share –Basic & Diluted       $     (  .00)  $      .00   $          ..00   $         .00

Weighted Average Number of Common  Shares Used in the Computation of Earnings  Per Share      95,296,270      95,296,270      95,296,270      95,296,270

See accompanying footnotes to the unaudited condensed consolidated financial statements

CELL WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS  ENDED JUNE 30, 2005

(UNAUDITED)

      Common Shares      Stock Amount      Additional paid in Capital      Accumulated Deficit      Total Shareholders Equity

Balance at January 1, 2005 (revised)      36,217,651  $  36,218      $              -        $(320,496)      $(284,278)

Shares issued for acquisition of assets, 1Cellnet, LLC net of costs      59,078,617          59,079      2,301,586   -      2,360,665

Net income for the six months ended  June 30, 2005                                   -                    -                             -     58,685      58,685

Balance at June 30, 2005      95,296,268  $  95,297      $2,301,586      $(261,811)      $2,135,072

See accompanying footnotes to the unaudited condensed consolidated financial statements

CELL WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

      For the Six months Ended June 30

      2005  2004

Cash Provided  (Used) by Operating Activities      $(49,083)      $353,147

Cash  ( Used ) in Investing Activities      (6,343)      -

Cash Provided (Used ) in Financing Activity      (31,874)                 -

Net Increase (Decrease) in Cash Balances      (87,300)      353,147

Cash Balances at Beginning of Period      158,350         317,827

Cash Balance at End of Period      $71,050     $   670,974

Supplemental Information:

Cash paid during the period for interest      $              -     $              -

Cash paid during the period for taxes $              -     $              -

Common shares issued in connection with recapitalization ,net       $2,670,257          $              -

See accompanying footnotes to the unaudited condensed consolidated financial statements

CELL WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Basis of Presentation

Cell Wireless Corporation (the “Company”, “Cell Wireless”, or “CLWL”) is a Nevada Corporation, formerly named Arizona Aircraft Spares, Inc., maintains offices located in Tucson, Arizona and Surfers Paradise, Queensland, Australia.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cell Wireless Australia, PTY, LTD a company formed under the laws of Queensland, Australia.  Significant intercompany transactions have been eliminated in consolidation.

Acquisition and Capital Restructure

On November 15, 2004, the Company entered into an Asset Purchase Agreement ("Agreement") with 1Cellnet LLC, a limited liability company formed under the laws of the State of Delaware ("1Cellnet") a privately held company operating a telecommunications multi-level marketing business in the Country of Australia. The Company consummated the acquisition of the 1Cellnet assets on March 9, 2005 and the agreement included an effective date of January 1, 2005.

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

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and 1Cellnet shall be the surviving entity. The total carrying value of net assets acquired was  $3,562,699, which included Intellectual Property of  $3,080,000. The Company did not recognize goodwill or any other intangible assets in connection with the transaction.

Effective with the Agreement, substantially all of 1Cellnet's assets were exchanged for an aggregate of 59,078,619 shares of the Company's restricted common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The following summarizes the asset purchase agreement with 1Cellnet:

Assets acquired      $   3,562,699

Liabilities assumed      1,202,034

Issuance of  shares of common stock       $ 2,360,665

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

Spin-Off  of Subsidiary

On December 30, 2004, the Company initiated the spin-off and distribution (the "Distribution" or "Arizona Aircraft Spin-off") to its shareholders and former management of an amount equal to approximately eighty percent (80%) of the shares of its formerly wholly-owned and sole operating business segment and subsidiary, Arizona Aircraft Spares, Inc., an Arizona corporation ("Arizona

Aircraft").

Under the Distribution, the shareholders of record as of December 28, 2004, shall receive a dividend of approximately one (1) share of Arizona Aircraft for every 9 shares of common stock of Cell Wireless Corporation held by them at that date, or an aggregate amount equal to 4,000,000 shares of Arizona Aircraft Spares common stock. The total distribution of 4,000,000 common shares will be issued pro-rata to 36,217,651 shares in the ratio held at December 30, 2004 as soon as the spun off company has cash to issue the share.  As of the date of the financial statements, the distribution of the 4,000,000 shares to the Company's shareholders has not been completed.

In addition, Arizona Aircraft Spares issued four million two hundred (4, 200,000) shares of Arizona Aircraft Spares, Inc. common stock to former senior management of the Company and consultants.

Other than completing certain ministerial corporate acts, there is no operating or business relationships between Cell Wireless and Arizona Aircraft at the spin off date or any relationship currently planned.

The Company's investment in Arizona Aircraft represents 20% interest in that corporation's outstanding common stock. The Company does not have the ability to exercise significant influence over operating and financial policies, as defined under FIN No. 46.  The estimated fair value of the investment is $0 as of June 30, 2005, and in accordance with APB 18, the Company does not utilize the equity method of accounting in connection with this investment.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported income.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. There was no allowance for doubtful accounts at June 30, 2005.

Stock Based Compensation

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”).

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company generates revenues from the forward purchase of specified amount of airtime by customers.  Revenues are recognized as credits as airtime is used.  Unused airtime is carried on the balance sheet and is included under unused telecom revenue within other current liabilities. Connection fees are recognized as revenue upon initial signing of contract with customers.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.”  Assets and liabilities are translated at current exchange rates in effect during the period.  Resulting translation adjustments are recorded as a separate component in stockholder’s equity.  Foreign currency transaction gains and losses are included in the statement of shareholders equity and the statement of operations when applicable..

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

Net Earnings Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128). Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares to be issued upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period of this report common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby increasing the net income per common share.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

NOTE B- RESTRICTED CASH

Pursuant to an agreement with a credit card processing agent under a credit card marketing agreement (“Agent”), the Company agreed to deposit a portion of its credit card proceeds the Agent processes on behalf of the Company from sales of its services and airtime  into an restricted non-interest bearing account to secure the Agent against  invalid credit card  charges.  The funds will be released in September 2005.  As of June 30, 2005, the amount has not been released to the Company amounted $139,348.

NOTE C- PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The property and equipment owned as of June 30, 2005 are as follows:

Description      Amount

Furniture & fixtures                                                         $          22,530

Computers & software      328,005

      350,535

Less accumulated depreciation      (68,578)

Property & equipment, net                                                           $       281,957

NOTE  D- INTANGIBLE ASSETS

The cost to acquire the intangible assets has been allocated to the assets acquired according to estimated fair values

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment on an annual basis.  When there is reason to suspect that their values have been diminished or impaired, these assets will  be tested for impairment, and write-downs to be included in results from operations may be necessary.

The intangible assets acquired are:

      Gross Carrying Amount      Accumulated Amortization      Net      Residual Value      Weighted Average Amortization Period (Years)

Amortizable Intangible Assets:      $3,080,000      $102,500      $2,977,500  $0.00      15

Total amortization expense charged to operations for the three months ended June 30, 2005 and 2004 was $51,200 and $0.00, respectively. The intellectual property was acquired in July, 2004.

Estimated amortization expense for the years ended December 31 is as follows:

2005  $       205,000

2006      205,000

2007      205,000

2008      205,000

2009                     205,000

Total            $   1,025,000

NOTE E- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2005 are comprised of the following:

Accounts payable      $254,360

Income taxes payable       25,151

Accrued Payroll and  taxes payable               50,763

Members cash accounts      132,643

Unused Telecom revenue      768,530

Total       $1,231,447

Unused telecom charges are the accumulated prepaid accounts of the members and users of the telecom system.  Members Cash Accounts are prepaid cash and commissions not yet applied to services or withdrawn.  Since most charges are prepaid by credit or debit card, unused time is booked to the liability account and reflects the estimate of management totaling $ 768,530 for the total unused minutes at June 30, 2005.  These funds are non-refundable and will be recorded as income when used by the member.  Members cash accounts are subject to withdrawal by the members.

Income Taxes Payable

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

Income taxes are not due until after the year end December 31, 2005.  Taxes are estimated at a rate of 30% of net income during the interim periods and adjusted to actual at year end.  Since the company does business in over 200 countries, the provision for taxes is difficult to predict, but the Australian rates for federal and state taxes in use in this report are an indication of the tax rates in most countries.  Our prediction of taxes due are as follows:

Type of Tax      Rate  TaxSix Months  Ended June 30, 2005

Federal Taxes             $25,151

Australian rates       30%

Note Payable Performance Funding:

On March 17, 2005, Cell Wireless agreed to pay an outstanding debt of Arizona Aircraft Spares, Inc., its predecessor. The Company agreed to relinquish funds garnished in the amount of $16,935 as payment at the agreement date and to pay the balance of $192,745 over a period of 12 months with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. Since this agreement is a full assumption of the debt of Arizona Aircraft Spares, Inc., it is included in the balance sheet of Cell Wireless Corporation for the period ended June 30, 2005 and December 31, 2004.  Two payments have been made by AASI and the balance is $160,601 at June 30, 2005.

NOTE F – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of preferred stock, with $0.001 par value per share. As of June 30, 2005 there were no preferred shares issued and outstanding. The Company is authorized to issue 500,000,000 shares of common stock, with $0.001 par value per share.

Pursuant to the Asset Acquisition Agreement (see Note A) consummated on March 9, 2005,   59,078,617 common shares were issued to the shareholders of 1Cellnet for the assets acquired in the Agreement.

As of June 30, 2005, the Company has issued and outstanding 95,296,270 common shares.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The unique selling position of "Cell Wireless Corporation" is the facility that allows customers (Member/Marketers) to network market the service products and therefore expand the user market by attracting additional members to the system.  Each member can be both a seller and a user of the services.  There are currently more than 75,000 active member/users aligned with the service system.  New users must become a member and pay a member fee and a deposit on telephone service.  Renewals or recharges to a member’s account are paid in advance by credit card or bank transfer and credited for telephone time used.

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

Overview

On March 9, 2005 the Company completed the acquisition of the assets of 1Cellnet, LLC (“1Cellnet”). For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and  Cell Wireless is  the surviving entity. 1Cellnet ‘s predecessor is Global TLC Pty LTD ACN 107 826 782  (“Global”), an entity formed under the laws of the Country of Australia. The following discussion and analysis represents 1Cellnet results of operations during the six  months ended June 30, 2005.  The company was privately owned in 2004 and its audited statements presented in this report are the results of operations for that private company.  Since current management was not in control at the time of the prior statements, no comments are made concerning those statements herein.

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

During the first six months of the year, the revenues of the company reached $1,982,016 and net profits were $83,835 before tax provision of $25,151.  After deducting cost of sales of $974,078 and administrative expenses of $924,103 and income tax provision of $25,151, the company net income was $58,685.  Cash flows from operations totaled ($48,783) due to add back of non-cash expenses of depreciation and amortization totaling $127,537.  The company’s expenses increased substantially this period because of the completion of the audit and the merger transaction.  Audit and accounting consulting fees in the amount of $182,270 were accrued in expenses during this period.  In addition, the company recognized additional liabilities in connection with the acquisition of 1 Cellnet  of approximately   $309,592, which was  charged to operations in  ht period ended June 30, 2005.  The net effect of the two major adjustments equaled $491,862 charge to net income for the six months ended June 30, 2005.

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

Comparison of the Three Months Ended June 30, 2005 (the "2005 Period") with the Three Months Ended June 30, 2004

Revenues:

During the three months ended June 30, 2005 the Company generated revenues of $563,584, compared to $3,643,454 during the same period in 2004, a $3,079,870, or an 85% decrease.  The main reason for the reduction in sales is that the company was receiving substantial revenues from new member sign up fees for the nearly 140,000 members that came to the company in its first 14 months of operations.  The Company was unable to handle the growth and international credit card fraud and substantial non-performance by contracting service systems providers.  The Company has made great strides in the last two quarters of 2004 to reduce the reliance on outside contracting by acquiring the intellectual property and equipment necessary to be self contained.  In addition, by switching credit card  service providers and developing proprietary software systems that contain control features, the credit card fraud of the past has been reduced to occasional.  The result is a profitable company with its management systems under complete control and revenues are once again on the rise.  Management is projecting modest growth in the next year and conservatively expects modest growth to continue at rates equal to the extremely fast growing competitive market.

Cost of Sales

For the three months ended June 30, 2005, the Company's gross profit margin was 48% compared to 15% for the same three months of 2004. Due to large commission costs in 2004 and the high payout of service related fees, the cost of sales for the private company was 33% higher than the results of operations for the second quarter of 2005.  The increased margins are due to the efforts of management to control the operations of the company and to pull its operations under its own roof to stop inconsistent service provided by outside contractors.  The Company’s margins will fluctuate from period to period because absorbed overhead increases when volume decreases.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses increased $ 282,438 to $520,711 in the second quarter of 2005 as compared to $238,273 for the three months ended June 30, 2004.  This increase is indicative of the fact that cutting costs of administration is related to the minimum cost of doing business.  Management does not expect reductions in the administrative costs of the company and is projecting an increase due to the cost of being a public entity.

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

Liquidity and Capital Resources

As of June 30, 2005, the Company had current assets of $267,662 and current liabilities of $1,392,048 which resulted in a negative working capital position of $1,124,386. Estimated income tax provision for interim period taxes in the amount of $25,151 will be due in March, 2006. $160,601 of this deficiency is the Performance Funding note described above.  This note requires payments of $16,092 per month for twelve months.  Arizona Aircraft Spares, Inc. is liable for the note and made the first two payments totaling $32,124. The results of operations created a net cash used in operations of $ 49,083 , adjusted for depreciation and amortization, along with changes in working capital. Cash used in investing activities represented an increase in restricted capital reserve account in the amount of  $ 6.343 to $139,348 as of the date of this report. The reserve is the requirement of credit card processors for retention of a 10% amount of credit cards processed.  These funds are restricted for up to one year and are not available for operations until released.  The Company met its cash requirements during the period through operations and has not yet tapped the market for borrowings and sale of capital stock.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to management, this could have a material adverse effect on our business, results of operations liquidity and financial condition

Application of Critical Accounting Policies

During December, 2002 the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a Company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a Company’s ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

Non-GAAP Financial Measures

The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

The Company's independent certified public accountant has stated in their report included in the Company's December 31, 2004 Form 10-KSB, that the Company is having difficulties generating sufficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of John Bohringer, our Chief Executive Officer and Chairman of the Board of Directors and David L. Shorey, CPA, our Chief Financial Officer and member of our Board of Directors. If the Company lost the services of either Mr. Bohringer or  Mr. Shorey, or other key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

Continued Control by Current Officers and Directors

The present officers and directors do not own the majority of the outstanding shares of the Company’s common stock.  They are not in a position to elect all of our Directors and otherwise control the Company. They cannot authorize the sale of equity or debt securities of the Company, complete the appointment of officers and the determine officers' salaries. Shareholders have no cumulative voting rights.

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

Statements appearing in this  10 QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately effective as of June 30, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is constantly in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures for improvement, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the  fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no  changes in the Company's internal controls or in other factors that could materially affected or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

Shortly after the announced Asset Acquisition Agreement between the Company and 1Cellnet, LLC, a lawsuit was filed for collection of a secured promissory note of Arizona Aircraft Spares, Inc. (the Company’s former wholly-owned subsidiary) in the approximate amount of $218,470 representing the amounts due on the note, interest, legal fees and settlement costs.

On March 17, 2005, Cell Wireless agreed to pay the outstanding debt and the Court dismissed the legal action with prejudice. In connection with the settlement, the Company agreed to pay $192,745 over a period of 12 months beginning in March, 2005, with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. At December 31, 2004, the Company had accrued a liability of $160,601 in connection with the litigation.   The current balance on this liability is $160,601 at June 30, 2005.

The Company is subject to legal proceedings and claims that may arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2005 the Company issued 59,078,619 common shares of its common stock in connection with the consummation of its acquisition of the 1Cellnet assets. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder

Item 3 Defaults upon Senior Securities

            None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

      None

Item 6 - Exhibits

     (a). Exhibits

         Exhibit (31) Certifications pursuant to Section 302, of the Sarbanes-Oxley Act of 2002

              (1)  Certification by John Bohringer

              (2)  Certification by  David L. Shorey

Exhibit (32)  Certifications pursuant  to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

              (1)  Certification by  David L. Shorey

              (2)  Certification by John Bohringer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                   CELL WIRELESS CORPORATION

Date: August 22 , 2005                             By: /s/ John Bohringer

                                                        John Bohringer

                                                         President and Chief Executive Officer

Date: August 22, 2005                            By: /s/ David L. Shorey

                              David L. Shorey

           Chief Financial Officer

Exhibit 31.1                               CERTIFICATION

I, John Bohringer, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Cell Wireless Corporation;

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

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

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

Date: August 22 , 2005         By: /s/ John Bohringer

                                                       -------------------------------------

President and Chief Executive Officer

  (Principal Executive Officer)

Exhibit 31.2                               CERTIFICATION

I, David L. Shorey, certify that:

6.    I have reviewed this quarterly report on Form 10-QSB of Cell Wireless Corporation;

7.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

d)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

e)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

f)      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is          reasonably likely to materially affect, the registrant's internal control over financial reporting; and

10.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

c)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

d)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 22,   2005                By: /s/ David L. Shorey

                                                       -------------------------------------

                                     Chief Financial officer

  Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-QSB of Cell Wireless Corporation (the "Company") for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Covered Report"), I, David L. Shorey, the principal financial officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that:

The Covered Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the Covered Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this certificate as of this 22nd  day of  August 2005.

By: /s/David L. Shorey

David L. Shorey

Chief Financial Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906

OF

THE SARBANES-OXLEY ACT OF 2002

  In connection with the annual report on Form 10 Q-SB of Cell Wireless Corporation (the "Company") for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Covered Report"), I, John Bohringer, the principal executive  officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that:

The Covered Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the Covered Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this certificate as of this 22nd  of  August, 2005.

By: /s/John Bohringer

John Bohringer

President