Form 10QSB
period 2005-09-30
Cell Wireless CORP
filed 2005-11-18
CIK 1141880

11/17/2005 1:15:59 PM

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 000-49849

CELL WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA88-0483722

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

Yes [X] No [ ].

As of October 22, 2005 the Registrant had 95,296,270 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CELL WIRELESS CORPORATION

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending September 30, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet: As of September 30, 2005

Condensed Consolidated Statements of Income: Nine and Three months Ended September 30, 2005 and 2004

Condensed Consolidated Statement of Stockholders’ Equity: Nine Months ended September 30, 2005

Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements: as of September 30, 2005

Item 2. Management Discussion and Analysis

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

ITEM 1 FINANCIAL STATEMENTS

CELL WIRELESS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
September 30 2005
ASSETS
Current Assets
Cash and cash equivalents	$ 64,991
Other current assets	77,165
Total Current Assets	142,156
Property and equipment, net of accumulated depreciation of $68,578 Net (Note C)	289,267
Intangible assets, net (Note D)	2,966,250
Total Assets	$ 3,397,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (Note E)	$ 1,390,274
Note payable (Note G)	160,601
Total Current Liabilities	1,550,875

Stockholders’ Equity: (Note H)
Preferred stock $.001 par value; shares authorized: 10,000,000; shares issued and outstanding: None	-
Common stock $.001 Par Value; share authorized: 500,000,000; issued and outstanding: 95,296,270	95,297
Additional paid in capital	3,168,223
Foreign currency translation adjustment	33,175
Accumulated deficit	(1,449,897)

Total Stockholders’ Equity	1,846,798
Total Liabilities Stockholders’ Equity	$ 3,397,673

See accompanying footnotes to the unaudited condensed consolidated financial statements

CELL WIRELESS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three months Ended September 30		For the Nine months Ended September 30
	2005	2004	2005	2004
Revenues	$ 717,818	$2,125,656	$ 3,009,426	$18,155,772
Cost of Sales	671,420	637,697	2,788.239	15,064,801
Gross Profit	46,398	1,487,959	221.187	3,090,971
Operating Expenses:
Selling, General & Administrative	359,276	734,687	1,155,842	1,924,370
Amortization and Depreciation	64,914	19,300	194,746	33,865
Total Operating Expenses	424,190	753,987	1,350,588	1,958,235
Income (loss) from Operations	(377,792)	733,972	(1,129.401)	1,132,736
Interest earned				19,074
Income tax expense	-	(215,788)	-	(338,632)
Net Income (Loss)	$ (377,792)	$ 518,184	$(1,129.401)	$ 813,178

Net Earnings Per Share –Basic & Diluted	$ ( .01)	$ .01	$ ( .01)	$ .01

Weighted Average Number of Common Shares Used in the Computation of Earnings Per Share	95,296,270	76,237,016	95,296,270	76,237,016

See accompanying footnotes to the unaudited condensed consolidated financial statements

CELL WIRELESS CORPORATION CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
	Common Shares	Stock Amount	Additional paid in Capital	Accumulated Deficit	Total Shareholders Equity
Balance at January 1, 2005	36,217,651	$ 36,218	$ -	$ (320,496)	$ (284,278)

Shares issued for acquisition of assets, 1Cellnet, LLC net of costs	59,078,619	59,079	3,168,223	-	3,227,302

Foreign Currency adjustment					33,175

Net income for the nine months ended September 30, 2005	-	-	-	(1,129,401)	(1,129,401)

Balance at September 30, 2005	95,296,270	$ 95,297	$ 3,168,223	$ (1,449,897)	$ 1,846,798

See accompanying footnotes to the unaudited condensed consolidated financial statements

CELL WIRELESS CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
	For the Nine Months Ended September 30
	2005	2004

Cash Provided (Used) by Operating Activities	$ (83,075)	$ 2,024,631
Cash Provided ( Used ) by Investing Activities	146,401	(3,270,972)
Cash Provided (Used ) by Financing Activity	1,301	1,648,813

Net Increase (Decrease) in Cash Balances	64,627	402,742
Cash Balances at Beginning of Period	364	32,766
Cash Balance at End of Period	$ 64,991	$ 435,238

Supplemental Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -
Common shares issued in connection with recapitalization ,net	$ 3,227,302	$ _

See accompanying footnotes to the unaudited condensed consolidated financial statements

CELL WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended September 30, 2005 and the nine months period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and 1Cellnet shall be the surviving entity. The total carrying value of net assets acquired was $3,227,302 which included Intellectual Property of $3,120,000. The Company did not recognize goodwill or any other intangible assets in connection with the transaction.

Effective with the Agreement, substantially all of 1Cellnet's assets were exchanged for an aggregate of 59,078,619 shares of the Company's restricted common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

The following summarizes the asset purchase agreement with 1Cellnet:

Assets acquired	$ 3,596,664
Liabilities assumed	369,362
Net Assets acquired	$ 3,227,302

The Company initially allocated the asset purchase of 1Cellnet based upon the historical cost of the assets acquired and liabilities assumed. The Company is in the process of calculating valuations of certain intangible assets, and obtaining third party verification of the valuations. Accordingly, the allocation of the purchase price is subject to adjustment based upon these valuations.

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

Under the Distribution, the shareholders of record as of December 28, 2004, were to receive a dividend of approximately one (1) share of Arizona Aircraft for every 9 shares of common stock of Cell Wireless Corporation held by them at that date, or an aggregate amount equal to 4,000,000 shares of Arizona Aircraft Spares common stock. The total distribution of 4,000,000 common shares was to be issued pro-rata to 36,217,651 shares in the ratio held at December 30, 2004 as soon as the spun off company has cash to issue the shares. In addition, Arizona Aircraft Spares issued four million two hundred (4,200,000) shares of Arizona Aircraft Spares, Inc. common stock to former senior management of the Company and consultants.

As of the date of this report, the distribution of the 4,000,000 shares to the Company's shareholders and the distribution of the 2,000,000 shares to Cell Wireless Corporation had not been completed. As of the date of this report, Arizona Aircraft Spares, Inc. has gone out of business and has been liquidated by creditors. The Bankruptcy Court placed the company into Chapter 7 liquidation in addition to the auction and equipment sale by the finance company. There are no operating or business relationships between Arizona Aircraft and Cell Wireless or Cell Wireless employees or Directors at this time and no relationship is currently planned. The estimated fair value of the investment is $0 as of September 30, 2005, and in accordance with APB 18, the Company does not utilize the equity method of accounting in connection with this investment.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported income.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. There was no allowance for doubtful accounts at September 30, 2005.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at current exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholder’s equity. Foreign currency transaction gains and losses are included in the statement of shareholders equity and the statement of operations when applicable. This report contains a Foreign Currency Translation Adjustment in the amount of $31,419 that is included in the equity section of the balance sheet. This adjustment comes from a decrease in the foreign currency exchange rate over the past nine months for assets acquired on January 1, 2005.

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

NOTE B- RESTRICTED CASH

Pursuant to an agreement with a credit card processing agent under a credit card marketing agreement (“Agent”), the Company agreed to deposit a portion of its credit card proceeds the Agent processes on behalf of the Company from sales of its services and airtime into a restricted non-interest bearing account to secure Agent against invalid credit card charges. As of September 30, 2005, all restricted cash had been released.

NOTE C- PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The property and equipment owned as of September 30, 2005 are as follows:

Description	Amount
Furniture, fixtures, computers and software	$ 330,263
Less accumulated depreciation	40,996
Property & equipment, net	$ 289,267

NOTE D-INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary. The cost to acquire the intangible assets has been allocated to the acquired assets according to estimated fair values.

The intangible assets acquired are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortizable Intangible Assets:	$3,120,000	$153,750	$2,966,250	$0.00	15

Total amortization expense charged to operations for the three months ended September 30, 2005 and 2004 was $51,250 and $0.00, respectively. The intellectual property was acquired in July, 2004 by the predecessor company, 1Cellnet, LLC.

Estimated amortization expense for the years ended December 31 is as follows:

2005	$205,000
2006	205,000
2007	205,000
2008	205,000
2009	205,000
Total	$ 1,025,000

NOTE E- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2005 are comprised of the following:

Accounts payable	$ 251,766
Accrued payroll and taxes payable	46,689
Members cash accounts	164,600
Unused Telecom revenue	927,219
Total	$1,390,274

Unused telecom charges are the accumulated prepaid accounts of the members and users of the telecom system. Members Cash Accounts are prepaid cash and commissions not yet applied to services or withdrawn. Since most charges are prepaid by credit or debit card, unused time is booked to the liability account for the total unused minutes. These funds are non-refundable and will be recorded as income when used by the member. Member’s cash accounts are subject to withdrawal by the members.

NOTE F – INCOME TAXES PAYABLE

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

Income taxes are not due until after the year end December 31, 2005. Taxes are estimated at a rate of 30% of net income during the interim periods and adjusted to actual at year end. Since the company does business in over 200 countries, the provision for taxes is difficult to predict. The USA tax rates are approximately 34% of net income and the Australian rates for federal and state taxes are approximately 30% of net income. These rates are an indication of the tax rates in most countries.

Cell Wireless Corporation has net operating loss carryovers that can be applied to future earnings in the USA. None of this carry over can be applied to taxation of foreign earnings unless such earnings are allocated to USA taxable income. Tax benefits have not yet been recorded by management because the tax authorities of the USA have not yet ruled that the carryover can be applied to future earnings, because of the uncertainty of future earnings and because the allocation of earnings may be applied to foreign countries.

NOTE G – NOTE PAYABLE

Shortly after the announced Asset Acquisition Agreement between the Company and 1Cellnet, LLC, a lawsuit was filed for collection of a secured promissory note of Arizona Aircraft Spares, Inc. (the Company’s former wholly-owned subsidiary) in the approximate amount of $218,470 representing the amounts due on the note, interest, legal fees and settlement costs.

On March 17, 2005, Cell Wireless agreed to pay the outstanding debt and the Court dismissed the legal action with prejudice. In connection with the settlement, the Company agreed to pay $192,745 over a period of 12 months beginning in March, 2005, with equal payments of $16,062 and interest in the amount of $9,637 due on March 15, 2006. At December 31, 2004, the Company had accrued a liability of $192,745 in connection with the litigation. The Company agreed to relinquish funds garnished in the amount of $16,935 as payment at the agreement date and to pay the balance of $192,745 over a period of 12 months with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. Since this agreement is a full assumption of the debt of Arizona Aircraft Spares, Inc., it is included in the balance sheet of Cell Wireless Corporation for the period ended September 30, 2005 and December 31, 2004. Two payments have been made by AASI and the balance is $160,601 at September 30, 2005.

The Finance Company is vigorously litigating for collection of this debt and has attained judgments against Cell Wireless Corporation, Arizona Aircraft Spares Inc, Vito Peppitoni (the former president of Arizona Aircraft Spares, Inc.) and his consulting company VAP Investments, LLC,. The finance company assumed ownership of all of the assets of Arizona Aircraft Spares, Inc. in October, 2005 and held an auction that liquidated those assets during the same month. The proceeds of the sale of assets of AASI will be applied to this outstanding debt as will legal and collection fees during the collection proceedings. Management feels that the debt will eventually be settled from the assets of the borrower.

NOTE H – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of preferred stock, with $0.001 par value per share. As of September 30, 2005 there were no preferred shares issued and outstanding. The Company is authorized to issue 500,000,000 shares of common stock, with $0.001 par value per share.

Pursuant to the Asset Acquisition Agreement (see Note A) consummated on March 9, 2005, 59,078,617 common shares were issued to the shareholders of 1Cellnet for the assets acquired in the Agreement.

As of September 30, 2005, the Company has issued and outstanding 95,296,270 common shares.

NOTE I - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,000,000	0.63	$ 1.00	1,000,000	$ 1.00
$ 0.30	1,000,000	0.63	$ .30	1,000,000	$ .30
	2,000,000	0.63	$ .65	2,000,000	$ .65

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2004	50,000	$ 0.10
Granted	2,000,000.65
Exercised (Note E)
Canceled or expired	(50,000)	(.10)
Outstanding at September 30, 2005	2,000,000	$ .65

In connection with the spin off of Arizona Aircraft (NOTE C), the Company agreed to issue its former President and Chief Executive warrants to acquire 2,000,000 shares of common stock including 1,000,000 warrants at an exercise price of $0.30 per share and 1,000,000 warrants at an exercise price of $1.00 per share. The warrants expire two years from date of issuance and will be accounted for as an organization cost pursuant to SOP 98-5.

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

General Business Description

Cell Wireless Corporation (CLWL) is a Nevada Corporation, formerly Arizona Aircraft Spares, Inc., whose business offices are currently located in Tucson, Arizona and Surfers Paradise, Queensland, Australia. The Company was formed in November, 2000, is now involved in the marketing and sale of wireless telephone long distance services and voice over Internet Protocol (VoIP) to individuals and businesses. "Cell Wireless Corporation" is an internet retailer of long distance phone services, and is supplying both standard line and custom tailored solutions to residential and corporate business telephone service users in selected global markets.

"Cell Wireless Corporation" sells its services through network marketing. The network marketers (Members/Marketers) expand the Company’s user market by attracting additional members to the system and become both a user and a seller of the services. There are currently more than 75,000 active members/users aligned with the service system. A new user must become a member and pay a membership fee and a deposit on telephone service. Non-members also use the system merely to take advantage of the discounted phone charges and do not participate in network marketing. Renewals or recharges to a user’s account are paid in advance by credit card or bank transfer and credited for telephone time used.

Telephone time is currently purchased world wide from MCI, and then resold to the members at a markup. Elaborate software systems are utilized to assure that time used is charged to the members account and subsequently paid to the MCI time provider. Each member receives commissions from sponsored members or non-members use. The purchase of telephone time and the membership fees are the revenue stream of the company.

The major expenses of the Company are the purchase of the telephone time from MCI and maintaining membership records to properly allocate commissions and expenses to member’s accounts in over 200 countries worldwide. All of the above is accomplished by the use of several proprietary software systems that have been developed or purchased over the last several years.

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

Overview

On March 9, 2005 the Company completed the acquisition of the assets of 1Cellnet, LLC (“1Cellnet”). For accounting purposes, the Company has recorded the transaction as a reverse acquisition and Cell Wireless is the surviving entity. 1Cellnet‘s predecessor companies were Global TLC Pty LTD (“Global”) and 1Cellnet Connect 2 US PTY Limited, both of which are entities formed under the laws of the Country of Australia. The following discussion and analysis represents Cell Wireless’ results of operations during the nine months ended September 30, 2005. The company was privately owned in 2004 and its audited statements presented in this report are the results of operations for that private company. Since current management was not in control at the time of the prior statements, no comments are made concerning those statements herein.

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

Comparison of the Nine Months Ended September 30, 2005 (the "2005 Period") with the Nine Months Ended September 30, 2004

During the first nine months of the year, the revenues of the Company reached $3,009,426. After deducting cost of sales of $2,788,239 and administrative expenses of $1,350,588, the Company’s net losses from operations totaled $1,129,401. Sales for the nine months ended September 30, 2004 were lower mainly due to the decrease in activity of signing new members and the substantial decrease in phone time sales prices. The Company’s administrative expenses decreased substantially this period from $1,350,588 in the nine months ended September 30, 2005 compared to $1,958,235 for the nine months ended September 30, 2004. In addition, our completion of the current period auditing, the prior period auditing and the merger related transaction costs have added a large burden on the company this year. Audit and accounting consulting fees in the amount of $215,368 were accrued during this period. The Company has made substantial changes in administrative expenses subsequent to the date of this report that will be reflected in the operating statements for next quarter. The operating losses have been funded for the most part by the increases in unused telephone time and members cash accounts due to selling efforts of the management team. Expiration dates will begin to reduce this exposure and will result in phone time liability reductions that turn into revenue as the “use or lose” policy adopted by Cell Wireless in October 2005 comes into effect in December and January of this year. This program allows user time to accumulate only for ninety days and new signup time for six months after October 2005. No expirations existed prior to this time which created substantial liability for inactive members.

While the Company's expenses are primarily fixed, the Company is making efforts to adjust spending in relation to net revenues until such time that new membership revenue increases or new revenue streams are developed. However, there can be no assurance that new members will be recruited by the Company, or if signed on, that such new member revenues will be on a timely basis. Substantial effort is being put forth to increase the revenue from existing members and the results of these efforts may be realized during the remainder of the year and continue in the future. Failure to accomplish these goals on a timely basis would have a material adverse effect upon the Company.

Comparison of the Three Months Ended September 30, 2005 (the "2005 Period") with the Three

Months Ended September 30, 2004

Revenues:

During the three months ended September 30, 2005, the Company generated revenues of $717,818, compared to $2,125,656 during the same period in 2004, a $1,407,838, or a 66% decrease. Net loss for the 2005 period totaled $377,792, compared to $518,184 net income for the three months ended September 30, 2004. The main reason for the reduction in sales is that the Company was receiving substantial revenues from new member sign up fees for nearly 140,000 members that came to the Company in its first 8 months of operations reported in 2004. The Company was unable to handle the growth due to international credit card fraud and substantial non-performance by contracting service systems providers. The Company has made great strides in the last two quarters of 2004 to reduce the reliance on outside contracting by acquiring the intellectual property and equipment necessary to be self contained. In addition, by switching credit card servers and developing proprietary software systems that contain control features, the credit card fraud of the past has been reduced to occasional. Management is projecting modest growth in the next year and conservatively expects modest growth to continue at rates equal to the extremely fast growing competitive market.

Cost of Sales

For the three months ended September 30, 2005, the Company's gross profit margin was 6.5% compared to 70% for the same three months during 2004. The increased margins last year are due to decreases in phone rates charged to stay competitive, the signing of new member/users with up front fees, efforts of management to control the operations of the Company and controlling operations under its own roof to stop inconsistent service provided by outside contractors.The Company’s margins will fluctuate from period to period because absorbed overhead increases when volume decreases.

Selling, General and Administrative

The Company's selling, general and administrative expenses decreased $329,797 to $424,190 in the third quarter of 2005 as compared to $753,987 during the third quarter of 2005. This decrease is indicative of the cost cutting of the current administration and its desire to operate at the optimal cost of doing business. Management does not expect reductions in the administrative costs of the Company going forward after this year and is projecting an increase due to the cost of being a public entity.

Administrative expenses for consultants, legal costs, audits and accounting services will all increase during this 2005 period over the 2004 period. In addition, there are further increases expected in the coming years. Although the Company's general and administrative expenses are primarily fixed, the Company is making efforts to adjust spending in relation to the expected net revenues.

As the Company continues to expand, it will incur additional costs for personnel, marketing and travel. In order for the Company to attract and retain quality personnel, management anticipates increases in salaries and the number of administrative personnel. The Company will continue to offer competitive salaries, issue common stock to employees and grant Company stock options to current and future employees.

Liquidity and Capital Resources

As of September 30, 2005, the Company had current assets of $142,156 and current liabilities of $1,550,875 which resulted in a negative working capital position of $1,408,720. Management has taken steps to improve its working capital position. Prepaid member’s telephone time now have an expiration date of ninety days reducing that liability and stronger sales has facilitated accelerated cash payout to members reducing the liability for member’s cash accounts. The Company has also implemented major cost cutting in operating expenses.

The promissory note of $160,601 due to the financial company for AASI debt described above will most likely be paid in the next few months and the source of these funds has not yet been identified. Arizona Aircraft Spares, Inc. is liable for the note and made the first two payments totaling $32,124 but they have ceased making the payments and have been liquidated. Other than the owner of AASI and his personal assets, the finance company has only Cell Wireless to look to for payment. Management will continue to negotiate their position with the finance company but cannot predict the eventual outcome of the negotiations.

During the nine month period ended September 30, 2005, the Company met its cash requirements through operations and has not yet borrowed from the financial market or funded operations from the sale of capital stock.

The Company is pursuing other financial resources to augment its cash requirements for retirement of debt, expansion of operations and acquisition of suitable companies and products. A restricted stock placement to financial investors is an example of a cash infusion that may provide the Company with much needed working capital to continue its expansion and sales growth into international and domestic markets. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during the next period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to management, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Application of Critical Accounting Policies

During December, 2002 the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a Company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a Company’s ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

Non-GAAP Financial Measures

The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2004 Form 10-KSB, that the Company was having difficulties generating sufficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern. Nine months after this report, the Company is continuing to finance its operations out of its business cash flow.

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

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

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

Management of Potential Growth

We anticipate rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage our growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on the Company.

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

Statements appearing in this report on Form 10-QSB does not contain any financial measures which are not in accordance with generally accepted accounting procedures.

ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately effective as of September 30, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is constantly in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures for improvement, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no changes in the Company's internal controls, or in other factors, that are likely to have a material affect on the Company's internal controls subsequent to the date of the most recent evaluation.

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

On March 17, 2005, Cell Wireless agreed to pay the outstanding debt and the Court dismissed the legal action with prejudice. In connection with the settlement, the Company agreed to relinquish funds garnished in the amount of $16,935 as payment at the agreement date and to pay the balance of $192,745 over a period of 12 months with equal payments of $16,062 and interest in the amount of $9,637 on March 15, 2006. Since this agreement is a full assumption of the debt of Arizona Aircraft Spares, Inc., it is included in the balance sheet of Cell Wireless Corporation for the period ended September 30, 2005 and December 31, 2004. Two payments have been made by AASI and the balance is $160,601 at September 30, 2005. The Finance Company is vigorously litigating for collection of this debt and has attained judgments against Cell Wireless Corporation, Arizona Aircraft Spares Inc, Vito Peppitoni and his consulting company VAT Investments, LLC, the former president of Arizona Aircraft Spares, Inc. The finance company assumed ownership of all of the assets of Arizona Aircraft Spares, Inc. in October 2005 and held an auction that liquidated those assets during the same months. The proceeds of the sale of assets of AASI will be applied to this outstanding debt as will legal and collection fees during the collection proceedings. Management feels that the debt will eventually be settled from the assets of the borrower.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2005 the Company issued 59,078,619 shares of its common stock in connection with the acquisition of the 1Cellnet assets. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Item 3 Defaults upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 - Exhibits

(a). Exhibits

Exhibit (31) Certifications pursuant to Section 302, of the Sarbanes-Oxley Act of 2002

(1) Certification by John Bohringer

(2) Certification by David Shorey

Exhibit (32) Certifications pursuant to 18 U.S.C. Section 1350, as adapted to Section 906 of the Sarbanes Oxley Act of 2002.

(1) Certification by John Bohringer

(2) Certification by David Shorey

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CELL WIRELESS CORPORATION

Date: November 17 , 2005      By: /s/ John Bohringer

John Bohringer

President and Chief Executive Officer

Date: November 17, 2005       By: /s/ David L. Shorey

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

Date: November 17, 2005       By: /s/ John Bohringer

-------------------------------

John Bohringer President and Chief Executive Officer

Principal Executive Officer)

Exhibit 31.2 CERTIFICATION

I, David L. Shorey, certify that:

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

Date: November 17, 2005       By: /s/ David L. Shorey

---------------------------------

David L. Shorey

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10 Q-SB of Cell Wireless Corporation(the "Company") for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Covered Report"), I, John Bohringer, the principal executive officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that:

The Covered Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the Covered Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this certificate as of November 17, 2005.

By:     /s/John Bohringer

---------------------------

John Bohringer

President

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-QSB of Cell Wireless Corporation(the "Company") for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Covered Report"), I, David L. Shorey, the principal financial officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that:

The Covered Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the Covered Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this certificate as of November 17, 2005.

By:             /s/ David L. Shorey

-------------------------------

David L. Shorey

Chief Financial Officer